Form 10-Q
period 2002-09-30
MERISTAR HOSPITALITY FINANCE CORP III; MERISTAR HOSPITALITY FINANCE CORP II; MERISTAR HOSPITALITY FINANCE CORP; MERISTAR HOSPITALITY OPERATING PARTNERSHIP LP
filed 2002-11-15
CIK 1169640, 1169638, 1142257, 1142258

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2002 or

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from                      to

COMMISSION FILE NUMBER 333-63768

MERISTAR HOSPITALITY	MERISTAR HOSPITALITY
OPERATING PARTNERSHIP, L.P.	FINANCE CORP
(Exact name of Registrant as specified in its Charter)	(Exact name of Registrant as specified in its Charter)

DELAWARE	DELAWARE
(State of Incorporation)	(State of Incorporation)

75-2648837	52-2321015
(IRS Employer Identification No.)	(IRS Employer Identification No.)

1010 WISCONSIN AVENUE, N.W.	1010 WISCONSIN AVENUE, N.W.
WASHINGTON, D.C. 20007	WASHINGTON, D.C. 20007
(202) 295-1000	(202) 295-1000
(Address, including zip code, and telephone	(Address, including zip code, and telephone
number, including area code, of Principal	number, including area code, of Principal
Executive Offices)	Executive Offices)

MERISTAR HOSPITALITY	MERISTAR HOSPITALITY
FINANCE CORP II	FINANCE CORP III
(Exact name of Registrant as specified in its Charter)	(Exact name of Registrant as specified in its Charter)

DELAWARE	DELAWARE
(State of Incorporation)	(State of Incorporation)

73-1658708	46-0467463
(IRS Employer Identification No.)	(IRS Employer Identification No.)

1010 WISCONSIN AVENUE, N.W.	1010 WISCONSIN AVENUE, N.W.
WASHINGTON, D.C. 20007	WASHINGTON, D.C. 20007
(202) 295-1000	(202) 295-1000
(Address, including zip code, and telephone	(Address, including zip code, and telephone
number, including area code, of Principal	number, including area code, of Principal
Executive Offices)	Executive Offices)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period for which the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No -

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

Explanatory Note: This quarterly report on Form 10-Q is being filed jointly by MeriStar Hospitality Operating Partnership, L.P., or MHOP; MeriStar Hospitality Finance Corp, or MeriStar Finance; MeriStar Hospitality Finance Corp II, or MeriStar Finance II; and MeriStar Hospitality Finance Corp III, or MeriStar Finance III. No separate financial or other information of MeriStar Finance, MeriStar Finance II or MeriStar Finance III is material to holders of the securities of MHOP, MeriStar Finance, MeriStar Finance II or MeriStar Finance III since as of September 30, 2002, they had no operations, no employees, only nominal assets and no liabilities other than their obligations under the indenture governing its senior unsecured notes issued in January 2001, December 2001 and February 2002 and for related financing costs.

The following Consolidated Financial Statements, Supplementary Data and Financial Statement Schedules are filed as part of this Quarterly Report on Form 10-Q:

PART I.	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

	September 30, 2002	December 31, 2001

	(unaudited)
Assets
Investments in hotel properties	$3,181,539	$3,183,677
Accumulated depreciation	(477,625)	(397,380)

	2,703,914	2,786,297
Cash and cash equivalents	24,728	23,441
Accounts receivable, net of allowance for doubtful accounts of $650 and $973	52,791	47,178
Prepaid expenses and other	23,357	18,306
Income tax receivable	319	—
Notes receivable from Interstate Hotels & Resorts	56,069	36,000
Due from Interstate Hotels & Resorts	—	8,877
Investments in affiliates	41,714	41,714
Restricted cash	16,443	21,304
Intangible assets, net of accumulated amortization of $9,067 and $5,289	18,825	21,469

	$2,938,160	$3,004,586

Liabilities, Minority Interests and Partners’ Capital
Accounts payable, accrued expenses and other liabilities	$117,998	$123,972
Accrued interest	41,144	45,009
Due to Interstate Hotels & Resorts	9,954	—
Income taxes payable	—	310
Dividends and distributions payable	449	1,090
Deferred income taxes	6,358	7,130
Interest rate swaps	6,802	12,100
Notes payable to MeriStar Hospitality	357,408	357,117
Long-term debt	1,312,246	1,343,017

Total liabilities	1,852,359	1,889,745

Minority interests	2,629	2,639
Redeemable OP units at redemption value	45,996	67,012
Partners’ capital – common OP units 45,045,410 and 44,524,147
issued and outstanding	1,037,176	1,045,190

	$2,938,160	$3,004,586

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue:
Hotel operations:
Rooms	$156,935	$163,568	$506,054	$562,497
Food and beverage	56,548	55,886	189,423	200,273
Other operating departments	18,306	18,721	57,715	64,511
Participating lease revenue	—	1,841	—	8,146
Office rental and other revenues	4,017	4,016	14,282	12,183

Total revenue	235,806	244,032	767,474	847,610

Hotel operating expenses by department:
Rooms	40,895	42,715	122,194	134,225
Food and beverage	44,187	44,122	138,234	147,320
Other operating departments	10,967	10,353	33,159	33,845
Office rental, parking and other operating expenses	767	819	2,372	2,444
Undistributed operating expenses:
Administrative and general	42,136	39,610	129,098	126,774
Property operating costs	40,166	40,716	117,842	124,812
Property taxes, insurance and other	16,511	20,811	52,999	57,158
Depreciation and amortization	30,039	28,500	91,242	85,594
Expense for non-hedging derivatives	1,132	—	4,211	—
Write-off of deferred financing costs	—		1,529	—
Loss on fair value of non-hedging derivatives	—	—	4,735	—
Write down of investment in STS Hotel Net	—	—	—	2,112
Swap termination costs	—	—	—	9,297
FelCor merger costs	—	2,028	—	5,817
Cost to terminate leases with Prime Hospitality Corporation	—	—	—	1,315
Restructuring charge	—	1,080	—	1,080

Total operating expenses	226,800	230,754	697,615	731,793

Net operating income	9,006	13,278	69,859	115,817

Interest expense, net	33,846	31,354	102,543	91,661

Income (loss) from continuing operations before minority interests, income tax expense (benefit), discontinued operations, loss on sale of assets and extraordinary loss	(24,840)	(18,076)	(32,684)	24,156

Minority interests	(18)	(22)	(10)	(16)

Income (loss) from continuing operations before income tax expense (benefit), discontinued operations, loss on sale of assets and extraordinary loss	(24,822)	(18,054)	(32,674)	24,172

Income tax expense (benefit)	(595)	(521)	(754)	721

Income (loss) from continuing operations before discontinued operations, loss on sale of assets and extraordinary loss	(24,227)	(17,533)	(31,920)	23,451

Discontinued operations:
Income (loss) from operations of assets sold (including loss on disposal of $6,403 in 2002)	(6,640)	558	(5,768)	2,264

Income tax benefit	128	—	128	—

Income (loss) on discontinued operations	(6,512)	558	(5,640)	2,264

Loss on sale of assets, net of tax effect of ($20) and ($39)	—	(1,075)	—	(2,137)

Extraordinary loss on early extinguishments of debt, net of tax effect of ($17)	—	—	—	(1,226)

Net income (loss)	$(30,739)	$(18,050)	$(37,560)	$22,352

Preferred distributions	(141)	(141)	(423)	(423)

Net income (loss) applicable to common unitholders	$(30,880)	$(18,191)	$(37,983)	$21,929

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED (IN THOUSANDS,
EXCEPT PER UNIT AMOUNTS)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss) applicable to common unitholders	$(30,880)	$(18,191)	$(37,983)	$21,929

Net income (loss) applicable to general partner common unitholders	$(28,437)	$(16,803)	$(34,921)	$20,178

Net income (loss) applicable to third party limited partner common unitholders	$(2,443)	$(1,388)	$(3,062)	$1,751

Earnings per unit:
Basic:
Continuing income (loss) before discontinued operations and extraordinary loss	$(0.50)	$(0.39)	$(0.66)	$0.42
Discontinued operations	(0.13)	0.01	(0.12)	0.05
Extraordinary loss	—	—	—	(0.03)

Net income (loss)	$(0.63)	$(0.38)	$(0.78)	$0.44

Diluted:
Continuing income (loss) before discontinued operations and extraordinary loss	$(0.50)	$(0.39)	$(0.66)	$0.42
Discontinued operations	(0.13)	0.01	(0.12)	0.05
Extraordinary loss	—	—	—	(0.03)

Net income (loss)	$(0.63)	$(0.38)	$(0.78)	$0.44

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
UNAUDITED
(IN THOUSANDS)

	September 30,
	2002	2001

Balance at beginning of year	$1,045,190	$1,142,772
Net income (loss)	(37,560)	22,352
Foreign currency translation adjustment	112	(1,001)
Transition adjustment	—	(2,842)
Change in fair value of cash flow hedges	511	(9,678)

Comprehensive income (loss)	(36,937)	8,831
Reclassification of non-hedging derivatives	4,735	—
Contributions	3,156	844
Contribution from general partner related to amortization of unearned stock-based compensation	3,041	2,628
Repurchase of units	(1,193)	(4,028)
Allocations from redeemable OP units	20,528	41,266
Distributions	(1,344)	(73,568)

Balance at end of period	$1,037,176	$1,118,745

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)

	Nine months ended
	September 30,

	2002	2001

Operating activities:
Net income (loss)	$(37,560)	$22,352

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	91,770	86,639
Loss on fair value of non-hedging derivatives	4,735	—
Write-off of deferred financing costs	1,529	—
Loss on sale of assets, before tax effect	6,403	2,176
Write down of investment in STS Hotel Net	—	2,112
Extraordinary loss on early extinguishment of debt, before tax effect	—	1,243
Minority interests	(10)	(16)
Amortization of unearned stock based compensation	3,041	2,628
Interest rate swaps marked to fair value	(4,787)	—
Deferred income taxes	(772)	(359)

Changes in operating assets and liabilities:
Accounts receivable, net	(5,613)	11,256
Prepaid expenses and other	(5,051)	(6,135)
Due to/from Interstate Hotels & Resorts	5,762	9,152
Accounts payable, accrued expenses and other liabilities	(6,444)	(18,035)
Accrued interest	(3,865)	3,080
Income taxes payable	(629)	233

Net cash provided by operating activities	48,509	116,326

Investing activities:
Investment in hotel properties, net	(35,824)	(31,066)
Proceeds from disposition of assets	25,150	9,715
Hotel operating cash received in lease conversions	—	3,257
Repayments of notes receivable	(7,000)	(36,000)
Change in restricted cash	4,861	(2,741)

Net cash used in investing activities	(12,813)	(56,835)

Financing activities:
Deferred financing costs	(3,416)	(11,072)
Proceeds from issuance of mortgages and notes payable	283,138	684,710
Principal payments on mortgages and notes payable	(313,618)	(608,149)
Contributions from partners	3,156	2,157
Repurchase of units	(1,193)	(4,028)
Distributions paid to partners	(2,467)	(75,950)

Net cash used in financing activities	(34,400)	(12,332)

Effect of exchange rate changes on cash and cash equivalents	(9)	245

Net increase in cash and cash equivalents	1,287	47,404
Cash and cash equivalents, beginning of period	23,441	242

Cash and cash equivalents, end of period	$24,728	$47,646

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
UNAUDITED (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION

General

We are a subsidiary operating partnership of MeriStar Hospitality Corporation. We own a portfolio of upscale, full-service hotels in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of September 30, 2002, we owned 109 hotels, with 28,099 rooms, all of which are leased by our taxable subsidiaries and managed by Interstate Hotels & Resorts, Inc. Interstate Hotels was created on July 31, 2002 through the merger of MeriStar Hotels & Resorts, Inc. and Interstate Hotels Corporation.

We were created on August 3, 1998, as a result of the merger between CapStar Hotel Company and American General Hospitality Corporation, and the subsequent formation of MeriStar Hospitality, the merged entity. MeriStar Hospitality, a real estate investment trust, or REIT, is our general partner and owns a one percent interest in us as of September 30, 2002. The limited partners are as follows:

•	MeriStar LP, Inc., a wholly-owned subsidiary of MeriStar Hospitality, which owns approximately a 90 percent interest as of September 30, 2002; and
•	various third parties, which owned an aggregate interest of nine percent at September 30, 2002.

Partners’ capital includes the partnership interests of MeriStar Hospitality and MeriStar LP, Inc. MeriStar Hospitality held 483,745 common OP units as of September 30, 2002. MeriStar LP, Inc. held 44,561,665 common OP units as of September 30, 2002. Due to the redemption rights of the limited partnership units held by third parties, these units have been excluded from partner’s capital and classified as Redeemable OP units and are recorded at redemption value. At September 30, 2002, there were 4,296,307 redeemable units outstanding.

On January 1, 2001, changes to the federal tax laws governing real estate investment trusts became effective. Those changes are commonly known as the REIT Modernization Act, or RMA. The RMA permits real estate investment trusts to create taxable subsidiaries that are subject to taxation similar to subchapter C-Corporations. Because of the RMA, we have created a number of these taxable subsidiaries to lease our real property. The RMA prohibits our taxable subsidiaries from engaging in the following activities:

•	managing the properties they lease (our taxable subsidiaries must enter into an “arms length” management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners),
•	leasing a property that contains gambling operations; and
•	owning a brand or franchise.

We believe establishing taxable subsidiaries to lease the properties we own provides an efficient alignment of and ability to capture the economic interests of property ownership. Our taxable subsidiaries are parties to management agreements with a subsidiary of Interstate Hotels to manage our hotels. Under these management agreements, the taxable subsidiaries pay a management fee to Interstate Hotels for each property. The taxable subsidiaries in turn make rental payments to us under the participating leases. Under the management agreements, the base management fee is 2.5% of total hotel revenue plus incentives payments, based on meeting performance thresholds, that could total up to 1.5% of total hotel revenue. All of the agreements, except for four agreements with terms that renew annually, have an initial term of 10 years with three renewal periods of five years each at the option of Interstate Hotels, subject to some exceptions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

We have prepared these unaudited interim financial statements according to the rules and regulations of the Securities and Exchange Commission. We have omitted certain information and footnote disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2001. Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

In our opinion, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires a public entity to report selected information about operating segments in financial reports issued to shareholders. Based on the guidance provided in the standard, we have determined that our business is conducted in one reportable segment. The standard also establishes requirements for related disclosures about products and services, geographic areas and major customers. Revenues for Canadian operations totaled $6,166 and $6,716 for the three months ended September 30, 2002 and 2001, respectively. Revenues for Canadian operations totaled $16,573 and $18,299 for the nine months ended September 30, 2002 and 2001, respectively.

Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows, and by evaluating hedging opportunities. We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

Our interest rate swap agreements were initially designated as hedges against changes in future cash flows associated with specific variable rate debt obligations. As of September 30, 2002, we had three swap agreements with notional amounts totaling $300,000. All of these swap agreements have been converted to non-hedging derivatives due to our repayment of the floating-rate borrowings they originally hedged and they are currently being marked to market through our statement of operations. We have interest rate exposure going forward as the change in fair value of our non-hedging derivatives will have an impact on our statement of operations. The interest rate swap agreements are reflected at fair value in our consolidated balance sheet as of September 30, 2002. For more information regarding our interest rate hedging activities, see “Quantitative and Qualitative Disclosures about Market Risk.”

New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” If we enter into these transactions in the future, we will have to evaluate the effects this new standard will have on our financial statements. The provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, Technical Corrections”. We plan to adopt this statement on January 1, 2003.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets,” which supersedes SFAS No. 121. The provisions of SFAS No. 144 were effective on January 1, 2002 for our financial statements. SFAS No. 144 requires the current and prior period operating results of any asset that has been disposed of, on or after January 1, 2002, including any gain or loss recognized, to be recorded as discontinued operations. In August 2002, we sold three hotels. All operating results, including the loss on disposal, have been recorded as discontinued operations. We have reclassified prior periods to reflect operations of the three hotels as discontinued operations.

3. AMOUNTS DUE TO/FROM INTERSTATE HOTELS

Due to/from Interstate Hotel and Resorts

In the normal course of managing our hotel properties, Interstate Hotels incurs day to day operating costs which are reimbursed by us. The balance of $9,954 at September 30, 2002, includes management fees due, and reimbursements due for insurance, employee benefits, sales and marketing expenses, and other miscellaneous operating expenses. These amounts are normally paid within 30 days.

Pursuant to an intercompany agreement, we and Interstate Hotels provide each other with among other things, reciprocal rights to participate in certain transactions entered into by each party. In particular, Interstate Hotels has a right of first refusal to become the manager of any real property we acquire. We also may provide each other with certain services. These may include administrative, renovation supervision, corporate, accounting, finance, risk management, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services, for which Interstate Hotels is compensated in an amount that we would be charged by a third party for comparable services. As of December 31, 2001, Interstate owed us $8,877 for working capital deficits at the RMA lease conversion date and these services.

Note Receivable From Interstate Hotels and Resorts

Under a revolving credit agreement with Interstate Hotels through July 31, 2002, we had the ability to lend Interstate Hotels up to $50,000 for general corporate purposes. The interest rate on this credit agreement was 650 basis points over the 30-day London Interbank Offered Rate.

Interstate Hotels also issued us a term note effective January 1, 2002. This $13,069 term note refinanced outstanding accounts payable Interstate Hotels owed to us. The term loan bore interest at 650 basis points over the 30-day LIBOR. The maturity date was the same as that of the revolving credit agreement. The repayments of the credit agreement and term note were subordinate to Interstate’s bank debt.

In connection with the merger that created Interstate Hotels on July 31, 2002, Interstate Hotels paid $3,000 to reduce its borrowings outstanding on the credit agreement. Also, the credit agreement and term note were amended and combined into a term loan agreement with a principal balance of $56,069 and a maturity date of July 31, 2007. The interest rate remained at 650 basis points over the 30-day LIBOR. This term loan is subordinate to Interstate’s new credit agreement, and the term loan does not allow for any additional amount of further borrowings by Interstate Hotels.

4.     LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2002	December 31, 2001

Senior unsecured notes	$950,000	$750,000
Credit facility	14,000	224,000
Secured facility	315,955	319,788
Mortgage debt and other	38,550	52,335

	1,318,505	1,346,123
Notes payable to MeriStar Hospitality	359,300	359,300
Unamortized issue discount	(8,151)	(5,289)

	$1,669,654	$1,700,134

As of September 30, 2002 aggregate future maturities of the above obligations are as follows:

2002	$1,914
2003	22,188
2004	170,669
2005	8,665
2006	9,407
Thereafter	1,456,811

$1,669,654

In February 2002, we issued an additional $200,000 ($196,250, net of discount) aggregate principal amount of 9.13% senior unsecured notes due 2011. We used the proceeds from the issuance of these notes to repay approximately $195,000 of the outstanding balance under our revolving credit agreement. As a result of this financing, we redesignated some swap agreements as non-hedging derivatives. We recognized a $4,735 loss when this amount was transferred out of accumulated other comprehensive income because the debt being hedged was repaid.

In February 2002, we amended our revolving credit agreement. The amendment allowed us to reduce the revolving commitments to below $300,000. In March 2002, we reduced the borrowing capacity on our revolving credit agreement from $310,000 to $150,000. We recognized a $1,529 loss due to the write-off of deferred financing costs related to reducing the borrowing capacity of our revolving credit agreement.

On October 29, 2002, we entered into a new three-year, $100,000 senior unsecured revolving credit facility. The initial interest rate is 30-day LIBOR plus 388 basis points. We repaid the outstanding balance of $14,000 on our previous credit facility in conjunction with closing this facility.

5.     DIVIDENDS AND DISTRIBUTIONS PAYABLE

On September 25, 2002, we declared a dividend for the three months ended September 30, 2002 of $0.01 per limited partnership unit. We paid the dividend on October 31, 2002.

6.     EARNINGS PER UNIT

The following table presents the computation of basic and diluted earnings per unit (unit amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

BASIC EARNINGS (LOSS) PER UNIT COMPUTATION:
Income (loss) from continuing operations before extraordinary loss	$(24,227)	$(18,608)	$(31,920)	$21,314
Dividends paid on unvested restricted stock	(2)	(198)	(5)	(593)
Preferred distributions	(141)	(141)	(423)	(423)

Income (loss) applicable to common unitholders	$(24,370)	$(18,947)	$(32,348)	$20,298

Weighted average number of OP units outstanding	48,950	48,312	48,830	48,359

Basic earnings (loss) per unit from continuing operations before extraordinary loss	$(0.50)	$(0.39)	$(0.66)	$0.42

DILUTED EARNINGS (LOSS) PER UNIT COMPUTATION:
Adjusted income (loss) applicable to common unitholders	$(24,370)	$(18,947)	$(32,348)	$20,298

Weighted average number of OP units outstanding	48,950	48,312	48,830	48,359
Stock options of MeriStar	—	—	—	324

Total weighted average number of diluted OP units outstanding	48,950	48,312	48,830	48,683

Diluted earnings (loss) per unit from continuing operations before extraordinary loss	$(0.50)	$(0.39)	$(0.66)	$0.42

Stock options are not included in the computation of diluted earnings (loss) per unit when their effect is antidilutive.

7.     SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended September 30,

	2002	2001

Cash paid for interest and income taxes:
Interest, net of capitalized interest of $3,093 and $5,435 respectively	$110,619	$88,522
Income taxes	643	558

Non-cash investing and financing activities:
Issuance of POPs	3,339	—
Redemption of redeemable OP units	6,146	4,504

Operating assets received and liabilities assumed from lease conversion:
Accounts receivable	$—	$47,200
Prepaid expenses and other	—	13,500
Furniture and fixtures, net	—	152
Investment in affiliates, net	—	1,629

Total operating assets received	$—	$62,481

Accounts payable and accrued expenses	$—	$65,706
Long-term debt	—	32

Total liabilities acquired	$—	$65,738

8.     STOCK-BASED COMPENSATION

As of September 30, 2002, MeriStar Hospitality has granted 481,500 shares of restricted stock to employees. This restricted stock vests ratably over three-year or five-year periods.

As of September 30, 2002, MeriStar Hospitality has granted 925,000 Profits-Only OP Units, or POPs, to some of our employees pursuant to our POPs Plan. These POPs are fixed awards and vest over three-year or four-year periods.

9.     RESTRUCTURING EXPENSES

During 2001, we incurred a restructuring charge of $1,080 in connection with operational changes at our corporate headquarters. The restructuring included eliminating seven corporate staff positions and office space no longer needed under the new structure. During 2002, we applied $156 of lease termination costs against the restructuring reserve. Approximately $236 of the restructuring accrual remains at September 30, 2002.

10.     CONSOLIDATING FINANCIAL INFORMATION

Certain of our subsidiaries and MeriStar Hospitality are guarantors of senior unsecured notes. Our guarantor subsidiaries also guarantee the unsecured subordinated notes of MeriStar Hospitality. All guarantees are full and unconditional, and joint and several. Exhibit 99.1 to this Quarterly Report on Form 10-Q presents supplementary consolidating information for us, our non-guarantor subsidiaries, and each of our guarantor subsidiaries. The supplementary consolidating information in Exhibit 99.1 presents our consolidating balance sheets as of September 30, 2002 and December 31, 2001, consolidating statements of operations for each of the three and nine months ended September 30, 2002 and 2001, and consolidating cash flows for the nine months ended September 30, 2002 and 2001.

11.     DISPOSITIONS

On August 1, 2002 we sold three hotels for $25,150, which resulted in a loss on sale of assets of $6,403 ($6,275, net of tax). Revenue and pre-tax income included in discontinued operations for these three hotels were:

	Three months ended		Nine months ended
	September 30		September 30,
	2002	2001	2002	2001

Revenue	$981	$3,506	$7,233	$9,779

Pre-tax income (loss)	$(237)	$558	$635	$2,264

12.     SUBSEQUENT EVENTS

On October 29, 2002, we entered into a new three-year $100,000 senior unsecured revolving credit facility. The initial interest rate 30-day LIBOR plus 388 basis points. We repaid the outstanding balance of $14,000 on our previous credit facility in conjunction with closing this facility.

On November 6, 2002, we sold one hotel for $12,500. The book carrying value of this hotel at the date of sale was approximately $26,000. In the fourth quarter, we will record a loss on sale from the disposition of this hotel of approximately $13,500.

SFAS No. 144 requires companies to classify long-lived assets as held for sale (as opposed to held for use) as of a balance sheet date if several criteria are met. One of those criteria is that the sale of the asset must be considered probable (that is, likely to occur) as of the balance sheet date. As of September 30, 2002, we did not consider the sale of this asset to be probable and therefore we did not meet the criteria according to SFAS No. 144 to classify this hotel as held for sale on our balance sheet and to reclassify the operations of the hotel to discontinued operations on our statement of operations. We did not consider this sale probable as of September 30, 2002 for the following reasons:

•	although we had listed this property to be sold with an independent broker prior to September 30, 2002, we believed the probability of a sale within one year was low. Based on our history of listing assets for possible sale, we expected the listing, bidding, and negotiation process for a possible sale, if any, to be extended;
•	the offer to purchase this property was received after the balance sheet date, in mid-October 2002;
•	the offer was received from a new prospective buyer with whom we had no previous dealings and therefore it was difficult to assess the potential buyer’s ability or willingness to close a transaction on a timely basis;
•	the buyer was not willing to put up a nonrefundable deposit; and
•	we did not have an executed sales contract until November 4, 2002.

Based on the reasons above, we did not consider this property as held for sale as of the balance sheet date.

In addition, as of September 30, 2002, we did not consider this property impaired in accordance with the provisions of SFAS No. 144. In situations when the criteria of SFAS No. 144 are met to classify an asset as held for sale after the balance sheet date but before issuance of the financial statements, SFAS No. 144 requires that the asset continue to be classified as held and used in those financial statements when issued. We tested the asset for recoverability on a held and used basis as of the balance sheet date. The estimates of future cash flows used in this test considered the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of the future sale of the asset. We performed the recoverability analysis using a probability-weighted cash flows test to assess the asset for possible impairment. Based on the results of the probability-weighted cash flows test for impairment, the carrying value of this asset would be recoverable as of September 30, 2002; therefore the asset was not considered impaired as of that date.

We sold this asset in light of the severe downturn in the overall economy that has had a negative effect on our operating results, and decreased the amount of cash generated by our operations. We believe we have sufficient free cash flow currently, and project to have adequate cash flow in future periods. Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions. If the general economic conditions continue to be depressed for an extended period, this would negatively impact our projections of available cash flow and liquidity. In order to maintain our current operating flexibility and establish a further cushion against the slowed economy and future economic and other uncertainties, we are taking several steps to further improve our liquidity. One of these steps is the marketing of non-core assets. We elected to sell this asset principally because of the rapid closing offered by the seller. This allowed us to improve our short-term liquidity and provide an additional cushion against future operating results.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a subsidiary operating partnership of MeriStar Hospitality Corporation. We own a portfolio of upscale, full-service hotels in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of September 30, 2002, we owned 109 hotels, with 28,099 rooms, all of which are leased by our taxable subsidiaries and managed by Interstate Hotels & Resorts, Inc. Interstate Hotels was created on July 31, 2002 through the merger of MeriStar Hotels & Resorts, Inc. and Interstate Hotels Corporation.

We were created on August 3, 1998, as a result of the merger between CapStar Hotel Company and American General Hospitality Corporation, and the subsequent formation of MeriStar Hospitality, the merged entity. MeriStar Hospitality, a real estate investment trust, or REIT, is our general partner and owns a one percent interest in us as of September 30, 2002. The limited partners are as follows:

•	MeriStar LP, Inc., a wholly-owned subsidiary of MeriStar Hospitality, which owns approximately a 90 percent interest as of September 30, 2002; and
•	various third parties, which owned an aggregate interest of nine percent at September 30, 2002.

Partners’ capital includes the partnership interests of MeriStar Hospitality and MeriStar LP, Inc. MeriStar Hospitality held 483,745 common OP units as of September 30, 2002. MeriStar LP, Inc. held 44,561,665 common OP units as of September 30, 2002. Due to the redemption rights of the limited partnership units held by third parties, these units have been excluded from partner’s capital and classified as Redeemable OP units and are recorded at redemption value. At September 30, 2002, there were 4,296,307 redeemable units outstanding.

On January 1, 2001, changes to the federal tax laws governing real estate investment trusts became effective. Those changes are commonly known as the REIT Modernization Act, or RMA. The RMA permits real estate investment trusts to create taxable subsidiaries that are subject to taxation similar to subchapter C-Corporations. Because of the RMA, we have created a number of these taxable subsidiaries to lease our real property. The RMA prohibits our taxable subsidiaries from engaging in the following activities:

•	managing the properties they lease (our taxable subsidiaries must enter into an “arms length” management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners),
•	leasing a property that contains gambling operations; and
•	owning a brand or franchise.

We believe establishing taxable subsidiaries to lease the properties we own provides an efficient alignment of and ability to capture the economic interests of property ownership. Our taxable subsidiaries are parties to management agreements with a subsidiary of Interstate Hotels to manage our hotels. Under these management agreements, the taxable subsidiaries pay a management fee to Interstate Hotels for each property. Our taxable subsidiaries in turn make rental payments to us under the participating leases. Under the management agreements, the base management fee is 2.5% of total hotel revenue. Interstate Hotels can also earn incentive management fees, based on meeting performance thresholds, of up to 1.5% of total hotel revenue. All of the agreements, except for four agreements with terms that renew annually, have an initial term of 10 years with three renewal periods of five years each at the option of Interstate Hotels, subject to some exceptions.

Business Summary

Our results continue to reflect a slowed economy which has caused substantial declines in business and leisure travel demand nationwide. Our group business improved during the first three quarters of 2002 but our transient business continues to be significantly lower than prior to the terrorist attacks on September 11, 2001, and also lower than our initial internal projections for 2002. Overall, our occupancies were ahead of our internal plan for the first three quarters of 2002, but our average daily rate was lower than we projected. We will continue to work with Interstate Hotels to focus on cost reduction and control measures at our hotels. We have also shifted our marketing efforts towards our group and leisure business customers. We expect year-over-year performance measures to improve in the fourth quarter of 2002 and in 2003, but our business is highly dependent upon general economic conditions.

The September 11, 2001 terrorist attacks have had a dramatic effect on the insurance and reinsurance industries. Companies in all industry segments are experiencing increases in premiums and restriction of coverage upon renewal of their insurance programs. Some have experienced an inability to obtain insurance. Our facility requires our property insurance carriers to be rated AA or better by Standard & Poors, or S&P. Our manager, Interstate Hotels, is responsible for securing property insurance for our properties. In June 2002, Interstate Hotels renewed all expiring programs and obtained coverage from carriers that are appropriately rated by S&P. As the effects of the terrorist attacks on September 11, 2001 are more fully reflected on the financial statements of insurers and reinsurers, however, their ratings may change. If we are unable to maintain insurance that meets our debt covenant requirements and if we are unable to amend or waive those covenants, it could have a material adverse effect on our liquidity and our business. Our total annual property and casualty insurance premiums are approximately $31 million under our renewed policies.

Relationships with Interstate Hotels

Since our formation in 1998, we have had close operating, management and governance relationships with the manager of our hotel properties, MeriStar Hotels (now part of Interstate Hotels). Interstate Hotels manages all of our hotel properties under long-term management contracts. We have shared several key management personnel with Interstate Hotels, and our board of directors has four members who also serve on Interstate Hotels’ board of directors. Due to the merger of Interstate Hotels Corporation and MeriStar Hotels and the resulting increased scale and size of Interstate Hotels, we and Interstate Hotels plan to separate more completely the management teams of the two companies. This separation of management will eliminate all but one shared management position between the two companies. It will allow each company to provide additional, dedicated resources for the management of each respective company. Paul W. Whetsell will remain Chairman and Chief Executive Officer of both companies, but we do not expect any other management positions to be shared between the companies. This plan to further separate the management teams will mainly affect the legal, finance and accounting, and development departments. On November 4, 2002, we announced that Donald D. Olinger will join our company as chief financial officer in December. John Emery previously performed the duties of chief financial officer. On November 5, 2002, we announced that John Emery, who is also our president and chief operating officer, would resign from those positions. Mr. Emery will continue to serve as president and chief operating officer of Interstate Hotels. Bruce Wiles who was our chief investment officer, will be our new chief operating officer. Mr. Olinger will also serve as our chief accounting officer. James A. Calder, our current chief accounting officer, will resign from that position. Mr. Calder will continue to serve as chief financial officer of Interstate Hotels. We expect to complete all other separation of management positions by the first quarter of 2003.

Critical Accounting Policies

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to the impairment of long-lived assets and the recording of certain accrued liabilities. Some of our estimates are material to the financial statements. These estimates are therefore particularly sensitive as future events could cause the actual results to be significantly different from our estimates.

Our critical accounting policies are as follows:

•	Impairment of long-lived assets;
•	Estimating certain accrued liabilities; and
•	Determining the impact of future interest rate changes on our statement of operations.

Impairment of long-lived assets

Whenever events or changes in circumstances indicate that the carrying value of a long-lived asset (including property and equipment and all intangibles) may be impaired, we perform an analysis to determine the recoverability of the asset’s carrying value. The carrying value of the asset includes the original purchase price (net of depreciation) plus the cost of all capital improvements (net of depreciation). We make estimates of the undiscounted cash flows from the expected future operations of the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, we write down the asset to estimated fair value and recognize an impairment loss. Any impairment losses we recognize are recorded as operating expenses. We did not recognize any impairment losses for the nine months ended September 30, 2002. We did recognize an impairment loss of $43.6 million during the fourth quarter of 2001 to write-down certain hotel assets. These write-downs resulted from the negative impact of changes in the economic climate on the value of these assets. Based on current economic conditions and our continuing forecast and outlooks for future periods, we may be required in future periods to recognize additional impairment charges if warranted by then current economic and operational forecasts.

Estimating certain accrued liabilities

Estimates for certain accruals such as real and personal property taxes could have a material effect on our financial statements. Currently, we estimate real and personal property taxes based on a combination of preliminary estimates from state and local jurisdictions, and historical information. The assessed values of these properties could change significantly from the values or rates we use in our estimates.

Property tax assessments are subject to periodic and often lengthy appeals. For example, in instances where a jurisdiction increases our assessed value, we frequently appeal that assessment. Similarly, when hotel operations are declining, we may appeal an assessment as too high if it is based on past operating results. These appeals of assessed values are subject to a potentially wide range of outcomes. As a result of the economic slowdown and events of September 11, 2001, we have filed a number of appeals for lower assessments. As of September 30, 2002, we had ongoing appeals in several jurisdictions with respect to approximately nine properties. We accrue for property tax liabilities based on what we believe is a reasonable judgment of the most likely outcome of the appeals. We believe our experience in pursuing reductions through the appeals process is very favorable — for example, during the nine months ended September 30, 2002 we completed the appeals process for 1997 through 2001 for approximately 25 properties. Of these appeals, three of the larger ones resulted in refunds of approximately $2.7 million from taxing authorities. We cannot predict with certainty the outcome of these appeals, or their effect on our accruals for such items. Also, actual property tax expense could vary greatly from our estimates used for the current property tax accrual based on a change in the assessed value, a change in the tax rate, and/or a different outcome of the appeals process than we currently expect.

Determining impact of future interest rate changes on our statement of operations

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires a company to recognize all derivatives as either assets or liabilities in the balance sheet and record those instruments at fair value. SFAS No. 137 and No. 138 amended certain provisions of SFAS No. 133. We adopted these accounting pronouncements effective January 1, 2001.

Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

Our interest rate swap agreements were initially designated as hedges against changes in future cash flows associated with specific variable rate debt obligations. As of September 30, 2002, we had three swap agreements with notional amounts totaling $300 million. These swap agreements have been converted to non-hedging derivatives due to our repayment of the floating-rate borrowings they originally hedged and they are currently being marked to market through our statement of operations. We have interest rate exposure going forward as the change in fair value of our non-hedging derivatives will have an impact on our statement of operations. During the three and nine months ended September 30, 2002, we recognized $1.1 million and $4.2 million of expense, respectively, related to these interest rate swaps. The fair value of these swap agreements is a liability of $6.8 million at September 30, 2002. For more information regarding our interest rate hedging activities, see “Quantitative and Qualitative Disclosures about Market Risk.”

FINANCIAL CONDITION

SEPTEMBER 30, 2002 COMPARED WITH DECEMBER 31, 2001

Our total assets decreased by $66.4 million to $2,938.2 million at September 30, 2002 from $3,004.6 million at December 31, 2001 primarily due to:

•	depreciation on hotel assets of $86.0 million; and
•	the sale of three hotels and the use of the $25.2 million in proceeds to pay down debt; partially offset by
•	the $5.6 million increase in accounts receivable due to our accrual of our preferred return on our investment in MeriStar Investment Partners. (We accrue this preferred return although MeriStar Investment Partners is not permitted to pay it in cash until they refinance or re-pay their existing bank debt. We evaluate the collectibility of our preferred return based on the underlying value of the hotel properties. MeriStar Investment Partners’ ability to refinance their bank debt is dependent upon the operations of the hotels and other factors);
•	the $5.1 million increase in prepaid expenses due to increased premiums paid on 2003 insurance policies;
•	net additional borrowings by Interstate Hotels of $11.2 million; and
•	capital expenditures of $35.8 million at the hotels.

Total liabilities decreased by $37.3 million to $1,852.4 million at September 30, 2002 from $1,889.7 million at December 31, 2001 due mainly to:

•	net payments of long-term debt and notes payable due to MeriStar Hospitality of $30.4 million;
•	a $5.3 million decrease in market value of our derivative instruments;
•	a $6.0 million decrease in accounts payable, accrued expenses and other liabilities due to the timing of payments; and
•	a $3.9 million decrease in accrued interest due to the semi-annual interest payments on our senior unsecured debt issued in December 2001 and February 2002; partially offset by
•	a $10.0 million increase in due to Interstate Hotels primarily due to our quarterly workers compensation and general liability insurance which has not been paid as of September 30, 2002.

Long-term debt and notes payable to MeriStar Hospitality decreased by $30.4 million to $1,669.7 million at September 30, 2002 from $1,700.1 million at December 31, 2001 due primarily to:

•	$210.0 million of net repayments on our previous revolving credit facility using proceeds of the issuance of senior unsecured notes in February and cash generated by operations;
•	$13.8 million of net repayments on our mortgage debt and other; and
•	$3.8 million of net repayments on our facility; partially offset by
•	$200 million ($196.2 million, net of discount) in senior unsecured notes issued in February.

Redeemable OP units at redemption value decreased $21.0 million due primarily to less capital allocated to redeemable OP unitholders as a result of decreases in MeriStar Hospitality’s stock price.

Partners’ capital decreased $8.0 million to $1,037.2 at September 30, 2002 from $1,045.2 million at December 31, 2001 due primarily to:

•	$37.6 million of net loss for the nine months ended September 30, 2002 partially offset by
•	$5.4 million reduction in accumulated other comprehensive loss due mainly due to the conversion of our swap derivatives to non-hedging derivatives;
•	$20.5 million reduction of capital allocated to redeembable OP unitholders as a result of decreases in MeriStar Hospitality’s stock price; and
•	$3.2 million of capital contributions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

The following table provides our hotels’ operating statistics on a same store basis for the three months ended September 30, 2002 and 2001.

	2002	2001	Change

Revenue per available room	$60.95	$64.36	(5.3)%
Average daily rate	$94.36	$97.79	(3.5)%
Occupancy	64.6%	65.8%	(1.8)%

Overall, the lingering softness of the United States economy and the anniversary of the September 11 terrorist attacks had a negative effect on our hotels during the third quarter of 2002. This effect is evidenced by lower than anticipated transient business travel. This is reflected in the 3.5% reduction in average daily rate and the 1.8% reduction in occupancy in the third quarter 2002 compared to 2001. Our group and leisure business has been stronger than transient business travel in most markets. We have shifted our marketing efforts towards these customer groups.

Total revenue decreased $8.2 million to $235.8 million in 2002 from $244.0 million in 2001 primarily due to:

•	a $6.6 million decrease in room revenue due to a decrease in average daily rate; and
•	a $1.8 million decrease in lease revenue following the termination of our hotel leases with Prime Hospitality.

Total operating expenses decreased $4.0 million to $226.8 for the three months ended September 30, 2002 compared to $230.8 million for the same period in 2001 due primarily to:

•	a $1.8 million decrease in room expenses due to lower occupancy;
•	a $4.3 million decrease in property taxes, insurance and other due to a $3.4 million decrease in property taxes and a $0.4 million decrease in leases;
•	$2.0 million in costs associated with a proposed merger with Felcor during 2001; and
•	$1.1 million restructuring costs during 2001; partially offset by
•	a $1.5 million increase in depreciation and amortization expenses;
•	a $2.5 million increase in administrative and general expenses due primarily to a $2.0 million increase in sales and marketing expense; and
•	a $1.1 million increase in expense for non-hedging derivatives for the three months ended September 30, 2002 due to our three swap agreements being converted to non-hedging derivatives in 2002.

Expense for non-hedging derivatives represents the change in fair value of our non-hedging derivatives, net of cash payments to the counterparty.

Interest expense increased $2.4 million to $33.8 million for the three months ended September 30, 2002 compared to $31.4 million for the same period in 2001 due primarily to the issuance of $250 million of senior secured notes in December 2001 and $200 million of senior secured notes in February 2002 at fixed rates greater than the variable rate of the debt that was repaid.

In the third quarter of 2002, we sold three hotels and received $25.2 million. This resulted in a loss on the sale of assets of $6.3 million, net of tax.

In the third quarter of 2001, we sold one hotel and received $2.4 million. The sale resulted in a loss of $1.1. million net of tax.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

The following table provides our hotels’ operating statistics on a same store basis for the nine months ended September 30, 2002 and 2001.

	2002	2001	Change

Revenue per available room	$66.24	$75.19	(11.9)%
Average daily rate	$100.56	$108.01	(6.9)%
Occupancy	65.9%	69.6%	(5.3)%

Overall, the slowing United States economy had a major negative effect on our hotels during the first three quarters of 2002 compared to the first three quarters 2001. This effect is evidenced by a sharp reduction in transient business travel. This is reflected in the 6.9% reduction in average daily rate and the 5.3% reduction in occupancy in the first three quarters 2002 compared to 2001. Our group and leisure business has been stronger than transient business travel in most markets. We have shifted our marketing efforts towards these customer groups.

Total revenue decreased $80.1 million to $767.5 million in 2002 from $847.6 million in 2001 primarily due to:

•	a $56.4 million decrease in room revenue due to a decrease in occupancy and average daily rate;
•	a $10.9 million decrease in food and beverage revenue due to a decrease in occupancy;
•	a $6.8 million decrease in other operating departments due to a decrease in occupancy; and
•	a $8.1 million decrease in lease revenue following the termination of our hotel leases with Prime Hospitality.

Total operating expenses decreased $34.2 million to $697.6 for the nine months ended September 30, 2002 compared to $731.8 million for the same period in 2001 due primarily to:

•	a $12.0 million decrease in room expenses due to lower occupancy;
•	a $9.1 million decrease in food and beverage expenses due to lower occupancy;
•	a $7.0 million decrease in property operating costs due primarily to a $3.5 million decrease in franchise costs, a $2.0 million decrease in energy costs and a $1.9 million decrease in management fees;
•	a $4.2 million decrease in property taxes, insurance and other due to a $5.4 million decrease in property taxes and a $0.6 million decrease in leases partially offset by a $2.8 million increase in property and general liability insurance;
•	$9.3 million in swap termination fees during 2001;
•	a $2.1 million write down of investment in STS Hotel Net during 2001;
•	$5.8 million in costs associated with a proposed merger with Felcor during 2001;
•	$1.1 million of restructuring costs during 2001; and
•	$1.3 million of costs to terminate leases with Prime Hospitality Corporation; partially offset by
•	a $4.7 million loss on fair value of non-hedging derivatives in 2002 due to the repayment of debt that was originally hedged;
•	a $1.5 million write-off of deferred costs due to the reduction in our borrowing capacity on our revolving credit agreement in 2002;
•	a $5.6 million increase in depreciation and amortization expense;
•	a $2.3 million increase in administrative and general expenses due primarily to a $2.9 million increase in sales and marketing expense; and
•	a $4.2 million increase in expense for non-hedging derivatives for the nine months ended September 30, 2002 due to our three swap agreements being converted to non-hedging derivatives in 2002.

Interest expense increased $10.8 million to $102.5 million for the nine months ended September 30, 2002 compared to $91.7 million for the same period in 2001 due primarily to the issuance of $250 million of senior secured notes in December 2001 and $200 million of senior secured notes in February 2002 at fixed rates greater than the variable rate of the debt that was repaid.

In the third quarter of 2002, we sold three hotels and received $25.2 million. This resulted in a loss on the sale of assets of $6.3 million, net of tax.

In 2001, we paid down $300 million of term loans under our previous senior credit facility. This resulted in an extraordinary loss of $1.2 million, net of tax.

In 2001, we sold two hotels and received $9.7 million. This resulted in a loss on the sale of assets of $2.1 million, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

We generated $48.5 million of cash from operations during the first nine months of 2002. Our principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and debt offerings. We expect to fund our continuing operations through cash generated by our hotels. We also use the periodic sales of non-core assets to generate cash. On October 29, 2002 we entered into a new $100 million revolving credit facility, under which November 6, 2002, we sold one hotel for $12.5 million. See footnote 12 of our condensed consolidated financial statements. On October 29, 2002, we entered into a new $100 million revolving credit facility, under which, as of November 12, 2002, $100.0 million was available.

We also expect to finance hotel acquisitions, hotel renovations and joint venture investments through a combination of internally generated cash, external borrowings, potential proceeds from the sale of non-core assets and the issuance of OP Units and/or common stock.

Factors that may influence our liquidity include:

•	factors that affect our results of operations, including general economic conditions, demand for business and leisure travel, public concerns about travel safety and other operating risks described under the caption, “Risk Factors—Operating Risks” in our 2001 Annual Report on Form 10-K;
•	factors that affect our access to bank financing and the capital markets, including interest rate fluctuations, operational risks and other risks described under the caption “Risk Factors—Financing Risks” in our 2001 Annual Report on Form 10-K; and
•	the other factors described under the caption, “Forward-Looking Statements.”

Additionally, MeriStar Hospitality must distribute to stockholders at least 90% of its taxable income, excluding net capital gains to preserve the favorable tax treatment accorded to real estate investment trusts under the Internal Revenue Code. MeriStar Hospitality, as our general partner, must use its best efforts to ensure our partnership distributions meet this requirement. We expect to fund such distributions through cash generated from operations and borrowings on our credit agreement. Due to the sluggish economy, we expect our taxable income to decrease in 2002 compared to 2001. Any future distributions will be at the discretion of MeriStar Hospitality’s Board of Directors and will be determined by factors including our operating results, restrictions imposed by our borrowing agreements, capital expenditure requirements, the economic outlook, the Internal Revenue Service dividend payout requirements for REITs and such other factors as our Board of Directors deems relevant. The timing and amount of any future distributions is dependent upon these factors, and we cannot provide assurance of the amounts of any such distributions that we may make in the future.

Uses of Cash

We used $12.8 million of cash in investing activities during the first nine months of 2002 primarily for:

•	$7.0 million of notes receivable from Interstate Hotels; and
•	$35.8 million of capital expenditures at hotels; partially offset by
•	$25.2 million of net proceeds related to the sale of three hotels; and
•	a $4.9 million change in restricted cash.

We used $34.4 million of cash from financing activities during the first nine months of 2002 primarily for:

•	$30.5 million of net payments on our credit facilities;
•	$3.4 million for additional deferred financing costs related to issuing the $200 million of senior unsecured notes in February 2002 and the $250 million senior unsecured notes in December 2001;
•	$2.5 million of distributions to partners; partially offset by
•	$3.2 million of contributions.

Capital Structure Plan

The severe downturn in the overall economy has had a negative effect on our operating results, and decreased the amount of cash generated by our hotel operations. Based on current expectations, we believe we have sufficient free cash flow currently, and project to have adequate cash flow in the next twelve months. Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions. If the general economic conditions continue to be depressed for an extended period, this would negatively impact our projections of available cash flow and liquidity. In order to maintain our operating flexibility and establish a further cushion against the slowed economy, we are taking several steps to further improve our liquidity. These steps include:

•	Marketing of non-core assets — we are marketing eight to 10 non-core assets for sale. If these properties are sold, we expect to generate net proceeds of $80 million to $100 million which will be used to pay down outstanding debt. Our ability to realize these estimated proceed amounts is, however, dependent upon finding qualified buyers willing to pay a purchase price that we consider reasonable. We can give no assurance about the ultimate timing of these sales. On November 6, 2002, we sold one hotel for $12.5 million. See footnote 12 of our condensed consolidated financial statements.
•	Discussions on repayment of note receivable from Interstate Hotels — we are currently in discussions with Interstate Hotels about possible early repayment of their $56.1 million note payable to us. Interstate Hotels’ ability to repay this note would, however, be dependent on their ability to find an alternative source of funds to provide cash for a repayment. An early repayment of the note, if completed, would likely be at a discount to the current face amount of the note. We have not reached a conclusion as to what, if any, discount we would accept.
•	Establishing new senior unsecured revolving credit facility — in October 2002, we entered into a new revolving credit facility. As a result of the refinancing the credit facility, we have no significant maturities until October 2004 and have approximately $50.0 of available borrowing capacity currently.
•	Deferral of certain capital expenditures — we will also be shifting the majority of our 2003 planned capital expenditures to the second half of the year to allow us to better forecast our operations for the year. This deferral could have a negative effect on our properties in their markets.

We believe the combination of these items will help maintain our liquidity. To reduce the overall amount and cost of our debt, we may also look to repurchase some of our currently outstanding debt. Any such transactions, however, are subject to limits and restrictions imposed by our borrowing arrangements.

Long-Term Debt

Our revolving credit agreement contains customary compliance measures we must meet to borrow on the facility. At September 30, 2002, we did not meet some of our compliance measures in that facility. However, on October 29, 2002, we entered into a new $100 million revolving credit facility. This facility contains debt covenants with which we must comply. Our compliance with these covenants in future periods will depend substantially on the financial results from our hotels. If we fail to meet a future compliance measure, the availability of funds under our credit facility might be restricted. We do not, however, currently believe a restriction would have a material impact on our operations, due to the fact that we expect to generate sufficient cash flow from operations for our operating purposes.

In February 2002, we issued $200 million ($196.2 million, net of discount) aggregate principal amount of 9.13% senior unsecured notes due 2011. We used the proceeds from the issuance of these notes to repay approximately $195.0 million of the outstanding balance under our previous senior credit agreement. As a result of this financing, we redesignated some swap agreements as non-hedging derivatives. We recognized a $4.7 million loss when this amount was transferred out of accumulated other comprehensive income because the debt being hedged was repaid.

In February 2002, we amended our revolving credit agreement. The amendment allows us to reduce the revolving commitments to below $300 million. In March 2002, we reduced the borrowing capacity on our previous senior credit agreement from $310 million to $150 million. We recognized a $1.5 million loss due to the write-off of deferred financing costs related to this reduction in our borrowing capacity.

On October 29, 2002, we entered into a new three-year $100 million senior unsecured revolving credit facility. The initial interest rate is the London Interbank Offered Rate plus 388 basis points. We paid the outstanding balance of $14.0 million on our previous credit facility in conjunction with closing this facility.

Minimum payments due under our debt obligations as of September 30, 2002 are (in thousands):

2002	$1,914
2003	22,188
2004	170,669
2005	8,665
2006	9,407
Thereafter	1,456,811

$1,669,654

As of November 12, 2002, we had no indebtedness outstanding under our new revolving credit agreement.

Capital Resources

We make ongoing capital expenditures in order to keep our hotels competitive in their markets. We expect a combination of internally generated cash and external borrowings to provide capital for renovation work. We expect to spend approximately 4% of annual hotel revenues for ongoing capital expenditure programs. These ongoing programs will include room and facilities refurbishments, renovations, and furniture and equipment replacements. For the nine months ended September 30, 2002, we spent $35.8 million on capital expenditures. We expect to spend $12.0 to $14.0 million during the last quarter of 2002 for our ongoing capital expenditure programs and approximately $40.0 to $50.0 million in 2003.

We believe cash generated by operations, together with anticipated borrowing capacity under our senior credit facility, will be sufficient to fund our existing working capital requirements, ongoing capital expenditures, and debt service requirements. We believe, however, that our future capital decisions will also be made in response to specific acquisition and/or investment opportunities, depending on conditions in the capital and/or other financial markets.

Seasonality

Demand in the lodging industry is affected by recurring seasonal patterns. For non-resort properties, demand is lower in the winter months due to decreased travel and higher in the spring and summer months during peak travel season. For resort properties, demand is generally higher in winter and early spring. Since the majority of our hotels are non-resort properties, our operations generally reflect non-resort seasonality patterns. We generally have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters. These general trends are, however, greatly influenced by overall economic cycles.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations that impact the fair value of these obligations. Our policy is to manage interest rates through the use of a combination of fixed and variable rate debt. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow at a combination of fixed and variable rates, and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. We have no cash flow exposure due to general interest rate changes for our fixed long-term debt obligations.

The table below presents, as of September 30, 2002, the principal amounts (in thousands of dollars) for our fixed and variable rate debt instruments, weighted-average interest rates, and fair values by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Long-term Debt

		Average		Average
		Interest	Variable	Interest
Expected Maturity	Fixed Rate	Rate	Rate	Rate

2002	$1,914	7.9%	$—	N/A
2003	8,188	7.6%	14,000	5.8
2004	170,669	5.1%	—	N/A
2005	8,665	8.1%	—	N/A
2006	9,407	8.1%	—	N/A
Thereafter	1,456,811	9.0%	—	N/A

Total	$1,655,654	8.6%	$14,000	5.8

Fair Value at 9/30/02	$1,519,075		$14,000

Upon the issuance in February 2002 of $200 million aggregate principal amount of 9.13% senior unsecured notes due 2011, we reduced the borrowings under our previous senior secured credit agreement by $195.0 million. As a result of this financing, we redesignated two swap agreements as non-hedging derivatives. These swap agreements had notional principal amounts of approximately $200 million and were originally designated to hedge variable rate borrowings under our senior secured credit facility that were repaid. We recognized a $4.7 million loss when this amount was transferred out of accumulated other comprehensive income because the debt being hedged was repaid.

As of September 30, 2002, we had three swap agreements with notional principal amounts totaling $300 million. All of these swap agreements have been converted to non-hedging derivatives. The swap agreements effectively fix the 30-day LIBOR between 4.77% and 6.4%. The swap agreements expire between December 2002 and July 2003. For the three months ended September 30, 2002 and 2001, we have made net payments of approximately $3.0 million and $2.5 million, respectively. For the nine months ended September 30, 2002 and 2001, we have made net payments of approximately $9.0 million and $4.1 million, respectively.

As of September 30, 2002, 99% of our debt was fixed and our overall weighted average interest rate was 8.6%.

Although we conduct business in Canada, the Canadian operations were not material to our consolidated financial position, results of operations or cash flows during the nine months ended September 30, 2002 and 2001. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the years ended September 30, 2002 and 2001. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign subsidiaries. To date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-1(c ). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to these entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief accounting officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, it was concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

N/A

PART II.  OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

Forward-Looking Statements

Information both included and incorporated by reference in this quaterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of them or other variations of them or comparable terminology. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the current slowdown of the national economy;
•	economic conditions generally and the real estate market specifically;
•	the impact of the September 11, 2001 terrorist attacks or actual or threatened future terrorist incidents;
•	the threatened or actual outbreak of hostilities;
•	governmental actions;
•	legislative/regulatory changes, including changes to laws governing the taxation of REITs;
•	availability of capital;
•	interest rates;
•	competition;
•	supply and demand for hotel rooms in our current and proposed market areas; and
•	changes in general accounting principles, policies and guidelines applicable to REITs.

These risks and uncertainties, along with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2001 under “Risk Factors”, should be considered in evaluating any forward-looking statements contained in this Form 10-Q.

We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, other than required by law.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     All Exhibits listed below are filed with this Quarterly Report on Form 10-Q unless specifically stated to be incorporated by reference to other documents previously filed with the Commission.

Exhibit No.	Description of Document

3.1	Second Articles of Amendment and Restatement of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to our Registration Statement No. 333-4568).

3.1.1	Articles of Amendment of Second Articles of Amendment and Restatement of Incorporation dated August 11, 2000 (incorporated by reference to Exhibit 3.1.1 to our Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 6, 2002.)

3.1.2	Articles of Amendment of Second Articles of Amendment and Restatement of Incorporation dated June 30, 2001 (incorporated by reference to Exhibit 3.1.2 to our Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 6, 2002.)

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 on our Form S-3 (Registration Statement No. 333-66229) filed with the Securities and Exchange Commission on October 28, 1998).

4.1	Form of Share Certificate (incorporated by reference to Exhibit 4.1 on our Registration Statement No. 333-4568).

4.2	Indenture, dated as of August 19, 1997 (the “August 1997 Indenture”), between CapStar Hotel Company and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 to our Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 15, 2000).

4.2.1	Specimen Subordinated Note to August 1997 Indenture (incorporated by reference to Exhibit 4.2 to our Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 15, 2000).

4.2.2	First Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.2.2 to our Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 6, 2002.)

4.2.3	Second Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.5 to our Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 15, 2000).

4.2.4	Third Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.15 to our Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 6, 2001).

4.2.5	Fourth Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.2.5 to our Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 6, 2002.)

4.2.6	Fifth Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.2.6 to our Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 6, 2002.)

4.3	Indenture (the “Convertible Notes Indenture”), dated as of October 16, 1997, between CapStar Hotel Company and First Trust, National Association as Trustee (incorporated by reference to Exhibit 4.6 to our Form 10-K filed with the Securities and Exchange Commission on March 15, 2000).

4.3.1	Specimen Convertible Note to the Convertible Notes Indenture (incorporated by reference to Exhibit 4.7 to our Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 15, 2000).

4.3.2	First Supplemental Indenture to the Convertible Notes Indenture (incorporated by reference to Exhibit 4.8 to our Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 15, 2000).

4.4	Indenture (the “March 1999 Indenture”), dated as of March 18, 1999, between MeriStar Hospitality Corporation and IBJ Whitehall Bank & Trust Company, as Trustee (incorporated by reference to Exhibit B to our Form S-4 (Registration Statement No. 333-78163) filed with the Securities and Exchange Commission on May 10, 1999).

4.4.1	Specimen Subordinated Note to March 1999 Indenture (incorporated by reference to Exhibit A to our Form S-4 (Registration Statement No. 333-78163) filed with the Securities and Exchange Commission on May 10, 1999).

4.4.1a	First Supplemental Indenture to the March 1999 Indenture (incorporated by reference to Exhibit 4.13 to our Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 6, 2001).

4.4.2	Second Supplemental Indenture to the March 1999 Indenture (incorporated by reference to Exhibit 4.4.2 to our Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 6, 2002.)

4.4.3	Third Supplemental Indenture to the March 1999 Indenture (incorporated by reference to Exhibit 4.4.3 to our Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 6, 2002.)

4.5	Indenture (the “January 2001 Indenture”), dated January 26, 2001, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.14 to our Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 6, 2001).

4.5.1	Specimen Senior Note to the January 2001 Indenture (incorporated by reference to Exhibit 4.5.1 to our Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 6, 2002.)

4.5.2	First Supplemental Indenture to the January 2001 Indenture (incorporated by reference to Exhibit 4.5.2 to our Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 6, 2002.)

4.5.3	Second Supplemental Indenture to the January 2001 Indenture (incorporated by reference to Exhibit 4.5.3 to our Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 6, 2002.)

4.6	Indenture (the “December 2001 Indenture”), dated December 19, 2001, between MeriStar Hospitality Operating Partnership L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.6 to our Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 6, 2002.)

4.6.1	Specimen Senior Note to the December 2001 Indenture (incorporated by reference to Exhibit 4.6.1 to our Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 6, 2002.)

4.6.3	First Supplemental Indenture to the December 2001 Indenture (incorporated by reference to Exhibit 4.6.3 to our Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 6, 2002.)

4.7	Indenture (the “February 2002 Indenture”), dated February 7, 2002, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U. S. Bank Trust National Association (incorporated by reference to Exhibit 4.7 to our Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 6, 2002.)

4.7.1	Specimen Senior Note to the February 2002 Indenture (incorporated by reference to Exhibit 4.7.1 to our Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 6, 2002.)

10.1	Second Amended and Restated Agreement of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P. dated as of August 3, 1998 (incorporated by reference to Exhibit 10.3 to our Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 2, 1999).

10.3	Loan Agreement, dated as of August 12, 1999, between MeriStar Hospitality Operating Partnership, L.P. and Lehman Brothers Holdings Inc. D/B/A Lehman Capital, a division of Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.13 to our Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 15, 2000).

10.4	Intercompany Agreement between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P., MeriStar Hotels & Resorts, Inc. and MeriStar H&R Operating Company L.P. (“Intercompany Agreement”) (incorporated by reference to Exhibit 10.4 to our Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 6, 2002.)

10.4.1	Amendment to the Intercompany Agreement (incorporated by reference to Exhibit 10.15 to our Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 6, 2001).

10.5	Revolving Credit Agreement (the “MeriStar Hotels Revolving Credit Agreement”), dated as of August 3, 1998, by and between MeriStar H&R Operating Company, L.P. and MeriStar Hospitality Operating Partnership, L.P.

10.5.1	Amendment to MeriStar Hotels Revolving Credit Agreement (incorporated by reference to Exhibit 10.5.1 to our Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 6, 2002.)

10.5.2	Second Amendment to MeriStar Hotels Revolving Credit Agreement (incorporated by reference to Exhibit 10.5.2 to our Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 6, 2002.)

10.5.3	Third Amendment to MeriStar Hotels Revolving Credit Agreement, dated July 31, 2002 (incorporated by reference to Exhibit 10.4 for Interstate Hotels and Resorts, Inc. Form 8-K dated August 7, 2002).

10.5.4	Fourth Amendment to MeriStar Hotels Revolving Credit Agreement, dated August 15, 2002.

10.7	Senior Second Credit Agreement, dated October 28, 2002, between MeriStar Hospitality Operating Partnership, L.P., and SG Cowen Securities Corporation.

13	Unaudited Financial Statements of MeriStar Hospitality Corporation as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001.

99.1	Consolidating Financial Information of MeriStar Hospitality Operating Partnership, L.P.

99.2	Certification of Chief Executive Officer

99.3	Certification of Chief Accounting Officer

(b)  Reports on Form 8-k

Current report on Form 8-K dated (Items 5 and 7) and filed August 7, 2002 regarding the second quarter earnings press release.

Current report on Form 8-K dated (Item 9) and filed on September 11, 2002 regarding the search for a Chief Financial Officer.

Current report on Form 8-K dated (Items 5 and 7) and filed on September 27, 2002 regarding us lowering earnings guidance for third quarter.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MeriStar Hospitality Operating Partnership, L.P.

Dated: November 13, 2002

/s/ James A. Calder James A. Calder Chief Accounting Officer

Sarbanes-Oxley Act Section 302 Certifications

I, Paul W. Whetsell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MeriStar Hospitality Operating Partnership, L.P.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls: and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Paul W. Whetsell Paul W. Whetsell Chief Executive Officer

I, James A. Calder, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MeriStar Hospitality Operating Partnership, L.P.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls: and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ James A. Calder James A. Calder Chief Accounting Officer