Form 10-K
period 2002-12-31
MERISTAR HOSPITALITY FINANCE CORP III; MERISTAR HOSPITALITY FINANCE CORP II; MERISTAR HOSPITALITY FINANCE CORP; MERISTAR HOSPITALITY OPERATING PARTNERSHIP LP
filed 2003-03-31
CIK 1169640, 1169638, 1142257, 1142258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 333-63768

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.	MERISTAR HOSPITALITY FINANCE CORP
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

75-2648837	52-2321015
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

MERISTAR HOSPITALITY FINANCE CORP II	MERISTAR HOSPITALITY FINANCE CORP III
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

73-1658708	46-0467463
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

DELAWARE

(State or other jurisdiction of
incorporation or organization)

1010 WISCONSIN AVENUE, N.W.

WASHINGTON, D.C. 20007
(Address of principal executive offices)

Registrants’ telephone number, including area code: (202) 295-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☑     No ☐

DOCUMENTS INCORPORATED BY REFERENCE:

      Part III incorporates information from certain portions of MeriStar Hospitality Corporation’s (Commission file number 1-11903) definitive proxy statement for the 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year of the registrants.

      As of June 28, 2002, the aggregate market value of the voting and non-voting common equity of MeriStar Hospitality Operating Partnership, L.P. held by nonaffiliates, computed by reference to the market price of shares of the common stock of MeriStar Hospitality Corporation as of such date, was $750,600,128. Each common operating partnership unit of MeriStar Hospitality Operating Partnership, L.P. is redeemable for one share of MeriStar Hospitality Corporation common stock. All of the shares of common stock of MeriStar Hospitality Finance Corp., MeriStar Hospitality Finance Corp. II and MeriStar Hospitality Finance Corp. III are held by MeriStar Hospitality Operating Partnership, L.P.

EXPLANATORY NOTE

      This Annual Report on Form 10-K is being filed jointly by MeriStar Hospitality Operating Partnership, L.P., or MHOP; MeriStar Hospitality Finance Corp, or MeriStar Finance; MeriStar Hospitality Finance Corp II, or MeriStar Finance II; and MeriStar Hospitality Finance Corp III, or MeriStar Finance III. No separate financial or other information of MeriStar Finance, MeriStar Finance II or MeriStar Finance III is material to holders of the securities of MHOP, MeriStar Finance, MeriStar Finance II or MeriStar Finance III since as of December 31, 2002, they had no operations, no employees, only nominal assets and no liabilities other than their obligations as corporate co-issuers under the indentures governing the senior unsecured notes issued in January 2001, December 2001 and February 2002.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      Information both included and incorporated by reference in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. All statements regarding our expected financial position, business and financing plans are forward-looking statements.

      Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the current slowdown of the national economy;

•	economic conditions generally and the real estate market specifically;

•	the impact of the September 11, 2001 terrorist attacks or actual or threatened future terrorist incidents;

•	the threatened or actual outbreak of hostilities, including the conflict with Iraq;

•	governmental actions;

•	legislative/regulatory changes, including changes to laws governing the taxation of real estate investment trusts;

•	availability of capital;

•	rising interest rates;

•	rising insurance premiums;

•	competition;

•	supply and demand for hotel rooms in our current and proposed market areas, including the existing and continuing weakness in business travel and lower-than-expected daily room rates; and

•	generally accepted accounting principles, policies and guidelines applicable to real estate investment trusts.

      These risks and uncertainties, along with the risk factors discussed under “Risk Factors” in this Annual Report on Form 10-K, should be considered in evaluating any forward-looking statements contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

PART I

ITEM 1.          BUSINESS

Business Overview

      MeriStar Hospitality Operating Partnership, L.P. is the subsidiary operating partnership of MeriStar Hospitality Corporation, Commission file number 1-11903, (“MeriStar Hospitality,” which is a real estate investment trust, or REIT) and owns a portfolio of upscale, full-service hotels and resorts. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of December 31, 2002, we owned 107 hotels with 27,581 rooms. Our hotels are located in major metropolitan areas or rapidly growing secondary markets in the United States and Canada. A majority of our hotels are operated under nationally recognized brand names such as Hilton®, Sheraton®, Westin®, Marriott®, Radisson®, Doubletree® and Embassy Suites®.

      We believe the upscale, full-service segment of the lodging industry offers attractive potential operating results and investment opportunities in the long term. The real estate market has recently experienced a significant slowdown in the construction of upscale, full-service hotels. Also, upscale, full-service hotels have particular appeal to both business executives and upscale leisure travelers. We believe the combination of these factors offers good long-term potential ownership opportunities for us in this sector of the lodging industry.

      We were created on August 3, 1998, when American General Hospitality Corporation, a corporation operating as a real estate investment trust, merged with CapStar Hotel Company. In connection with this merger, we created MeriStar Hotels & Resorts Inc. (“MeriStar Hotels”) to be the lessee and manager of nearly all of our hotels. On July 31, 2002, MeriStar Hotels merged with Interstate Hotels Corporation to form Interstate Hotels & Resorts, Inc. (“Interstate Hotels”). As of December 31, 2002, Interstate Hotels managed all of our hotels. We share our Chief Executive Officer and Chairman of the Board, Paul W. Whetsell, and two other board members, described in greater detail below, with Interstate Hotels. In addition, we and Interstate Hotels have entered into an intercompany agreement that governs a number of aspects of our relationship. See “The Intercompany Agreement.”

      As of December 31, 2002, our general partner, MeriStar Hospitality, in the form of our Common units, directly owned a one percent general partnership interest in us and also indirectly owned an approximately 90% interest in us. Several third parties owned the remaining approximately 9% of our equity interests, in the form of various classes of our partnership units.

Business Strategy

      Given the challenging operating environment that has resulted from a slowing economy coupled with the current geopolitical situation, disruptions caused by the events of September 11, 2001, and the threat of further terrorist attacks, we intend to focus on maximizing the profitability of our existing hotels by actively overseeing their operation by Interstate Hotels. We have formed a new Asset Maximization® Group in which senior level operators concentrate on maximizing all potential profitability options of our hotels. In addition, we have taken steps to strengthen our balance sheet and to maintain financial flexibility and liquidity to enhance our capacity to address the uncertain operating environment that currently exists. We continue to focus on a deleveraging strategy, including the expansion of our program of selling non-core assets. We consider “non-core” assets generally to be those that are located in markets that are currently underperforming, have limited future growth potential, have higher than average capital expenditure requirements, are of a secondary brand affiliation, or are in markets where our portfolio is over-weighted. Many of these assets were acquired as part of a portfolio. To the extent we complete additional asset dispositions, and we believe that our liquidity levels are appropriate, we will consider applying proceeds from asset sales to repurchase debt and reinvest in our core assets. We sold five hotels in 2002 and one hotel in January 2003. As of February 12, 2003, we were actively marketing eight additional assets as part of our non-core asset disposition plan. Subsequently, based on our decision to raise additional cash to reduce our overall leverage and provide additional capital for reinvestment in our core holdings, we changed our expectation about our holding period for certain other hotels. We plan to market another eight hotels, which will increase the number of marketed assets to sixteen.

Accordingly, we will record an impairment charge in the first quarter of 2003 in an expected range of $50 million to $55 million.

      In addition, we are frequently approached by potential buyers interested in other assets that we might consider selling and have recently engaged in discussions with some of those potential buyers of hotel assets, both on an individual and a portfolio basis. Any such portfolio may include both core and non-core assets, if the disposition arrangement would be beneficial to shareholder value. However, there can be no assurance that any such transactions will be concluded. Any additional sales of assets under these scenarios may result in additional impairment charges in future periods, if and when the assets are actively marketed. While we always consider any opportunities that may improve our financial condition or results of operations, we have not committed to the disposition of any of these other assets at this time. As such, we are not able at this time to estimate the timing or the amount of any impairment charges that might result. We are aided in our disposition program by the fact that we can terminate any management agreement of any hotel we sell, in some cases, subject to the payment of a fee, as described under the section “The Management Agreements — Term and Termination” below, as well as the fact that 83 of our current 106 assets are unencumbered and only 13 of those assets are subject to ground leases.

Recent Developments

Management Team

      We have historically shared certain key executive officers and board members with Interstate Hotels. Due to the merger of MeriStar Hotels and Interstate Hotels Corporation and the resulting increased scale and size of Interstate Hotels, we and Interstate Hotels decided to separate more completely the executive management teams of the two companies. We have made significant progress in this regard and now both companies have fully dedicated management teams. Paul W. Whetsell remains Chairman of the Board and Chief Executive Officer of each company. In December 2002, Donald D. Olinger joined our company as Chief Financial Officer. Mr. Olinger also serves as our Chief Accounting Officer. John Emery previously performed the duties of Chief Financial Officer for us. In November 2002, we announced that John Emery, our president and Chief Operating Officer, would resign from these positions, effective November 1, 2002. Mr. Emery continues to serve as president and Chief Operating Officer of Interstate Hotels. Bruce Wiles, who was previously Chief Investment Officer of both companies, is our new Chief Operating Officer. In February 2003, Jerome Kraisinger joined our company as General Counsel, and Brooks Martin joined as Vice President of Tax. Mr. Kraisinger also serves as our Corporate Secretary. All of the members of our senior management team have substantial hospitality real estate experience.

Payment of Note Receivable from Interstate Hotels

      In early January 2003, we received payment on our outstanding note receivable from Interstate Hotels, which was due in 2007. Under the terms of the agreement, we received $42.1 million, plus accrued interest, in settlement of the $56.1 million note. Proceeds from the transaction have been added to our cash reserves to enhance our liquidity and financial flexibility.

New Senior Revolving Credit Facility

      On October 29, 2002, we entered into a new three-year $100 million senior revolving credit facility, secured by the equity interests in most of our subsidiaries, and terminated our previous credit facility. The initial rate is the London Interbank Offered Rate, or LIBOR, plus 388 basis points, slightly lower than the rate under the previous credit facility. We currently have, and as of December 31, 2002 had, no outstanding borrowings on this facility. This facility contains customary compliance measures we must meet in order to borrow on the facility, which became more stringent on a quarterly basis beginning in the first quarter of 2003. The sale of two hotels during the fourth quarter of 2002 and one in January 2003, as well as the settlement of our note receivable with Interstate Hotels, impacted our leverage covenant due to the loss of trailing 12-month EBITDA (as defined in the credit agreement) on a pro forma basis. While we cannot currently borrow under the facility, we have obtained a waiver of compliance with this leverage covenant from our lending group through May 20, 2003. We do not expect this compliance measurement to have a material impact on our operations as we do not anticipate the need to draw on this facility during 2003. We intend to either negotiate an amendment to this facility to maintain our future compliance until such time as we apply our unrestricted cash to reduce our leverage, or we may terminate the facility.

Secured Facility

      In 1999, we completed a $330 million 10-year non-recourse financing secured by a portfolio of 19 hotels. The loan bears a fixed interest rate of 8.01% and matures in 2009. We used the majority of the net proceeds to repay amounts outstanding under our prior credit facilities.

      This facility contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and funding of capital expenditures. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income after payment of furniture, fixtures and equipment (“FF&E”) reserves and franchise fees (“NOI”) for the trailing twelve months declines below $57 million. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. Approximately $4.5 million of cash was held in escrow under this provision as of December 31, 2002. Additional amounts continue to be held in escrow. The security agreement permits us to substitute unleveraged properties into the portfolio in place of existing properties in order to increase the NOI to a level at which the portfolio will meet this requirement. We have begun discussions with the servicer regarding this substitution and expect to be able to do so, thus resulting in the release of any Excess Cash held in escrow. Implementation of this solution is subject to rating agency approval and qualification for Real Estate Mortgage Investment Conduit purposes. There can be no assurance that the hotels will reach the minimum cash flow in the future. The security agreement also permits us to withdraw the cash held in escrow for funding of capital expenditures on the 19 encumbered properties.

The Partnership Agreement

      The following summary information is qualified in its entirety by the provisions of the Agreement of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P., as amended, a copy of which is incorporated by reference as Exhibit 10.1 to this Form 10-K.

      Our partnership agreement gives MeriStar Hospitality full control over our business and affairs. The agreement also gives MeriStar Hospitality the right, in connection with the contribution of property to us or otherwise, to issue additional partnership interests in us in one or more classes or series. These issuances may have such designations, preferences and participating or other special rights and powers (including rights and powers senior to those of the existing partners) as MeriStar Hospitality determines appropriate.

      Our partnership agreement currently provides for five classes of partnership interests: Common OP Units, Class B OP Units, Class C OP Units, Class D OP Units and Profits-Only OP Units. As of March 10, 2003, MeriStar Hospitality and our wholly-owned subsidiaries owned a number of Common OP Units equal to the number of issued and outstanding shares of MeriStar Hospitality’s common stock (45,287,627 shares), par value $0.01. Other ownership interests were as follows:

•	Independent third parties owned 3,700,517 OP Units (consisting of 1,896,713 Common OP Units, 495,343 Class B OP Units, 916,304 Class C OP Units and 392,157 Class D OP Units), and

•	Certain of our executive officers and executive officers of Interstate Hotels owned an aggregate of 687,500 Profits-Only OP Units and 5,758 Common OP Units.

      Holders of Common OP Units and Class B OP Units receive distributions for each Common or Class B OP Unit equivalent to the dividend paid on each of MeriStar Hospitality’s common shares. Holders of Class C OP Units receive a non-cumulative, quarterly distribution equal to $0.5575 per Class C OP Unit so long as the Common OP Units and Class B OP Units receive a distribution for such quarter and the dividend rate on MeriStar Hospitality’s common stock has not exceeded $0.5575. Class C OP Units automatically convert into

Common OP Units once that dividend rate is exceeded. Holders of Class D OP Units receive a 6.5% cumulative annual preferred return based on an assumed price per MeriStar Hospitality’s common share of $22.16; the return is compounded quarterly to the extent not paid on a current basis, and holders are entitled to a liquidation preference of $22.16 per Class D OP Unit. All net income and capital received by us (after payment of the annual preferred return and, if applicable, the liquidation preference) will be shared by the holders of the Common OP Units in proportion to the number of Common OP Units owned by each such holder.

      Each Common OP Unit, Class B OP Unit and Class C OP Unit held by third-parties is redeemable by the holder for cash in an amount equal to the market value of a share of MeriStar Hospitality’s common stock or, at our option, for one share of MeriStar Hospitality’s common stock, determined in accordance with the terms of our partnership agreement. We have the option to redeem the Class D OP Units at any time after April 1, 2000, at a price of $22.16 per share for cash or, at our option, for shares of MeriStar Hospitality’s common stock having a value equal to the redemption price. The holders have the option to redeem the Class D OP Units at any time after April 1, 2004 for cash or, at the option of the holders, for shares of MeriStar Hospitality’s common stock having a value equal to $22.16 per share.

      Profits-Only OP Units are issued pursuant to our Profits-Only Operating Partnership Units Plan, a copy of which is incorporated by reference in Exhibit 10.9 to this Form 10-K. Holders of Profits-Only OP Units receive compensation equivalent to the dividend paid on MeriStar Hospitality’s common stock in accordance with our amended Incentive Plan, a copy of which is incorporated by reference in Exhibit 10.7.1 to this Form 10-K.

REIT Modernization Act

      Until January 1, 2001, in order for MeriStar Hospitality to maintain its tax status as a REIT, we were not permitted to engage in the operations of our hotel properties. To comply with this requirement, we leased all of our real property to third parties, including Interstate Hotels and Prime Hospitality Corporation. On January 1, 2001, changes to the U.S. federal tax laws governing REITs, commonly known as the REIT Modernization Act, or RMA, became effective. As permitted by the RMA, we formed a number of wholly-owned taxable subsidiaries, which are subject to taxation similar to subchapter C-corporations, to lease our real property. In 2000, a subcommittee of independent members of our Board of Directors ratified the transfer of our leases with subsidiaries of Interstate Hotels to our taxable subsidiaries. Accordingly, effective January 1, 2001, our taxable subsidiaries executed agreements with subsidiaries of Interstate Hotels. These agreements assigned our existing leases to our taxable subsidiaries. In connection with the assignment, the taxable subsidiaries executed new management agreements with a subsidiary of Interstate Hotels for each property they previously leased. The management agreements were structured to substantially mirror the economics of the former lease agreements. We believe this structure provides us with the ability to capture the economic interests of property ownership, as well as more efficiently aligning such interests.

      Although a taxable subsidiary may lease our real property, it is restricted from being involved in certain activities prohibited by the RMA. First, a taxable subsidiary is not permitted to manage the property itself; it must enter into an “arm’s-length” management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners. Second, the taxable subsidiary is not permitted to lease a property that contains gambling operations. Third, the taxable subsidiary is restricted from owning a brand or franchise.

The Management Agreements

Management Fees and Performance Standards

      Each of our taxable subsidiaries pays Interstate Hotels a hotel management fee equal to a specified percentage of aggregate hotel operating revenues, increased or reduced, as the case may be, by 20% of the positive or negative difference between:

•	The actual excess of total operating revenues over total operating expenses; and

•	A projected excess of total operating revenues over total operating expenses.

      The total management fee for a hotel in any fiscal year will not be less than 2.5% or greater than 4.0% of aggregate hotel operating revenues.

Term and Termination

      The management agreements with Interstate Hotels generally have initial terms of 10 years with three renewal periods of five years each, except for three management agreements which have initial terms of one year which renew annually thereafter. A renewal will not go into effect if a change in the federal tax laws permits us or one of our subsidiaries to operate the hotel directly without adversely affecting MeriStar Hospitality’s ability to qualify as a REIT, or if Interstate Hotels elects not to renew the agreement. We may elect not to renew the management agreements only as provided below.

      Our taxable subsidiaries have the right to terminate a management agreement for a hotel upon the sale of the hotel to a third party or if the hotel is not restored after a significant casualty loss. Upon that termination, the relevant taxable subsidiary will be required to pay Interstate Hotels the fair market value of the management agreement. That fair market value will be equal to the present value of the remaining payments (discounted using a 10% rate) of the existing term under the agreement, based on the operating results for the 12 months preceding the termination. Our taxable subsidiaries will be able to credit against any termination payments, the present value of projected fees (discounted using a 10% rate) under any management agreements or leases entered into between Interstate Hotels and us (or our subsidiaries) after August 3, 1998.

      If a hotel’s gross operating profit is less than 85% of the amount projected in the hotel’s budget in any fiscal year and gross operating profit from that hotel is less than 90% of the projected amount in the next fiscal year, our taxable subsidiaries will have the right to terminate the management agreement for the hotel, unless:

•	We did not materially comply with the capital expenditures contemplated by the budget for either or both of the applicable fiscal years; or

•	Interstate Hotels cures the shortfall by agreeing to reduce its management fee for the next fiscal year by the amount of the shortfall between the actual operating profit for the second fiscal year and 90% of the projected gross operating profit for that year.

      Interstate Hotels can only use the cure right once during the term of each management agreement.

Assignment

      Interstate Hotels does not have the right to assign a management agreement without the prior written consent of the relevant taxable subsidiary. A change in control of Interstate Hotels will require the consent of the relevant taxable subsidiary, and that subsidiary may grant or withhold its consent in its sole discretion.

The Intercompany Agreement

      We and MeriStar Hospitality are party to an intercompany agreement with Interstate Hotels. So long as the intercompany agreement remains in effect, Interstate Hotels is prohibited from making real property investments, which MeriStar Hospitality could make while still remaining a REIT under the Internal Revenue Code of 1986, as amended, unless:

•	We and MeriStar Hospitality are first given the opportunity, but elect not to pursue the investment;

•	The investment is on land already owned or leased by Interstate Hotels or is subject to a lease or purchase option in favor of Interstate Hotels;

•	Interstate Hotels will operate the property under an owned trade name; or

•	The investment is a minority interest made as part of a lease or management agreement.

      We and MeriStar Hospitality have a right of first refusal with respect to any real property investment to be sold by Interstate Hotels.

      The intercompany agreement generally grants Interstate Hotels the right of first refusal with respect to any management opportunity at any of our properties we do not elect to have managed by a hotel brand owner. We must make such an opportunity available to Interstate Hotels only if we determine that:

•	We are not required to enter into a management agreement with an unaffiliated third party with respect to the property in order to maintain MeriStar Hospitality’s status as a REIT;

•	Interstate Hotels is qualified to be the manager of that property;

•	We decide not to have the property operated by the owner of a hospitality trade name under that trade name;

•	The property is unencumbered by a management agreement, or if a management agreement exists, it can be freely terminated or terminated by the payment of a fee, which Interstate Hotels agrees to pay; and

•	The property is not subject to a leasehold estate held by an unaffiliated third party.

      Because of the provisions of the intercompany agreement, we and MeriStar Hospitality are restricted in the nature of our business and the opportunities we may pursue.

Provision of Services

      We may exchange services with Interstate Hotels as may be reasonably requested from time to time. These may include administrative, renovation supervision, corporate, accounting, financial, risk management, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services. We believe we compensate each other in an amount that would be charged by an unaffiliated third party for comparable services. The arrangements relating to the provision of these services were not subject to arm’s-length negotiation.

Equity Offerings

      If we, MeriStar Hospitality, or Interstate Hotels plan to engage in a securities issuance, the issuing party must give notice to the other parties of its desire to engage in a securities issuance as promptly as practicable. The notice will include the proposed material terms of such issuance, to the extent determined by the issuing party, including whether the issuance is proposed to be pursuant to a public or private offering, the amount of securities proposed to be issued and the manner of determining the offering price, and other terms of the securities. The non-issuing parties will cooperate with the issuing party to effect any securities issuance of the issuing party by assisting in the preparation of any registration statement or other document required in connection with the issuance and, in connection with that issuance, providing the issuing party with such information as may be required to be included in the registration statement or other document.

Term

      The intercompany agreement will terminate upon the earlier of August 3, 2008, or the date of a change in ownership or control of Interstate Hotels unless we approve, in our sole discretion, such change in ownership or control. We consented to the merger between Interstate Hotels Corporation and MeriStar Hotels.

Loan to Interstate Hotels

      We were obligated to lend Interstate Hotels up to $50 million for general corporate purposes under a revolving credit agreement. The interest rate on the revolving credit facility equaled 650 basis points over the 30-day LIBOR. The facility matured the 91st day following the maturity of Interstate Hotels’ senior bank credit facility. We amended our revolving credit agreement with Interstate Hotels to include covenants similar to those in its senior bank credit facility.

      Interstate Hotels also issued to us a $13.1 million term note effective January 1, 2002, which refinanced outstanding accounts payable owed to us. Both the interest rate and the maturity were the same as that of the revolving credit agreement.

      In connection with the merger that created Interstate Hotels on July 31, 2002, Interstate Hotels paid $3 million to reduce its borrowings outstanding on the revolving credit agreement. Also, the credit agreement and term note were amended and combined into a term loan agreement with a principal balance of $56.1 million and a maturity date of July 31, 2007. The interest rate remained at 650 basis points over the 30-day LIBOR. This term loan was subordinate to Interstate Hotels’ new bank credit agreement, and did not allow for any further borrowings by Interstate Hotels.

      In late December 2002, we reached an agreement to settle the term loan with Interstate Hotels for $42.1 million, plus accrued interest. We incurred a $14.5 million charge in 2002, including expenses of the transaction, related to this settlement. Cash payment was received in early January 2003.

Acquisition Strategy

      While the terms of our senior note indenture do not currently permit us to execute this strategy (as we are below the required fixed charge coverage ratio of 2 to 1), we continue to maintain the acquisition of hotel properties as a long-term strategy. In execution of this strategy, we will focus our attention on investments in hotels located in markets with economic, demographic and supply dynamics favorable to hotel owners. Through an extensive due diligence process, we will select those acquisition targets where we believe selective capital improvements and well-selected third-party management will increase the hotel’s ability to attract key demand segments, enhance hotel operations and increase long-term value. In order to evaluate the relative merits of each investment opportunity, our senior management and Interstate Hotels will create detailed plans covering all areas of renovation and operation. These plans will serve as the basis for our acquisition decisions and guide subsequent renovation and operating plans. We rely heavily on our ability to raise new capital through debt and equity offerings in order to complete acquisitions. That ability will be dependent on the then-current status of the capital markets generally, as well as our own ability to access those markets on acceptable terms.

Franchises

      We employ a flexible strategy in selecting brand names based on each particular hotel’s market environment and other unique characteristics. Accordingly, we use various national trade names under licensing arrangements with national franchisors. We have included a listing of all of our properties, along with the affiliated brand names, under Item 2 of this Form 10-K.

Competition

      We compete primarily in the upper upscale sector of the full-service segment of the lodging industry. Each geographic market where we own hotels has other full- and limited-service hotels that compete with our hotels. Competition in the U.S. lodging industry is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities offered, and quality of customer service and overall product.

Seasonality

      Demand in the lodging industry is affected by recurring seasonal patterns. For non-resort properties, demand is lower in the winter months due to decreased travel and higher in the spring and summer months during the peak travel season. For resort properties, demand is generally higher in winter and early spring. Since the majority of our hotels are non-resort properties, our operations generally reflect non-resort seasonality patterns. We typically have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters. These general trends are, however, greatly influenced by overall economic cycles.

Employees

      As of December 31, 2002, we employed 30 persons, all of whom work at our corporate headquarters in Washington D.C.

Governmental Regulation

Americans with Disabilities Act

      Under the Americans with Disabilities Act, or ADA, all public accommodations must meet certain requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been and continue to be invested in ADA-required upgrades to our hotels, a determination that we are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. We are likely to incur additional costs in complying with the ADA; however, such costs are not expected to have a material adverse effect on our results of operations or financial condition.

Environmental Laws

      Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in property. Laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to properly remediate contaminated property, may adversely affect the owner’s ability to sell or rent real property or to borrow funds using real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of these substances at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by those persons.

      Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with the ownership and operation of our hotels, we could be held liable for the costs of remedial action with respect to the regulated substances and storage tanks and claims related thereto. Activities have been undertaken to close or remove storage tanks located on the property of several of our hotels.

      All of our hotels have undergone Phase I environmental site assessments, which generally provide a nonintrusive physical inspection and database search, but not soil or groundwater analyses, by a qualified independent environmental engineer. The purpose of a Phase I assessment is to identify potential sources of contamination for which the hotels may be responsible and to assess the status of environmental regulatory compliance. The Phase I assessments have not revealed any environmental liability or compliance concerns that we believe would have a material adverse effect on our results of operations or financial condition, nor are we aware of any material environmental liability or concerns. Nevertheless, it is possible that these environmental site assessments did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which we are currently unaware.

      In addition, our hotels have been inspected to determine the presence of asbestos. Federal, state and local environmental laws, ordinances and regulations also require abatement or removal of asbestos-containing materials and govern emissions of and exposure to asbestos fibers in the air. Asbestos-containing materials are present in various building materials such as sprayed-on ceiling treatments, roofing materials or floor tiles at some of our hotels. Operations and maintenance programs for maintaining asbestos-containing materials have been or are in the process of being designed and implemented, or the asbestos-containing materials have been scheduled to be or have been abated, at these hotels. Any liability resulting from non-compliance or other claims relating to environmental matters are not expected to have a material adverse effect on our results of operations or financial condition.

      In recent years there has been a widely-publicized proliferation of mold-related claims by tenants, employees and other occupants of buildings against the owners of those buildings. To date, a few such claims have been filed against us by employees of hotels where mold has been detected. Mold-related claims are not covered by our insurance programs. These claims have not been material to our consolidated results of operations, financial position or liquidity. In every hotel where we have identified a measurable presence of mold, whether or not a claim has been made, we have undertaken remediation we believe to be appropriate for the circumstances encountered. Unfortunately, there is little in the way of government standards, insurance industry specifications or otherwise generally accepted guidelines dealing with mold propagation. Although considerable research into mold toxicity and exposure levels is underway, it may be several years before definitive standards are available to property owners against which to evaluate risk and design remediation practices. We cannot predict the outcome of any future regulatory requirements to deal with mold-related matters. We also do not believe that, currently, any potential mold-related liabilities, either individually or in the aggregate, will have a material adverse effect on our results of operations or financial condition.

Access to Our Filings

      You may request a copy, at no cost, of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission, by contacting us in writing or by telephone at our principal executive offices: MeriStar Hospitality Operating Partnership, L.P., 1010 Wisconsin Avenue, N.W., Washington, D.C. 20007, telephone (202) 295-1000. We also make available all of these filings on MeriStar Hospitality’s website at www.meristar.com.

RISK FACTORS

Financing Risks

      We are highly leveraged; our significant amount of debt could limit our operational flexibility or otherwise adversely affect our financial condition.

      As of December 31, 2002, we had $1.7 billion of total debt outstanding, or 65% of our total capitalization. We are subject to the risks normally associated with significant amounts of debt, including the risks that:

•	our vulnerability to downturns in our business, such as the one we are currently experiencing, is increased, requiring us to reduce our capital expenditures as described further in “Operating Risks” (the potential adverse impact of our failure to meet the requirements contained in our franchise and licensing agreements), and restricting our ability to make acquisitions;

•	our cash flow from operations may be insufficient to make required payments of principal and interest;

•	we may be unable to refinance existing indebtedness, including secured indebtedness;

•	the terms of any refinancing may not be as favorable as the terms of existing indebtedness; and

•	we currently are, and may in the future be, unable to make distributions on any of our OP Units, except as required to maintain MeriStar Hospitality’s qualification as a REIT.

We may be required to refinance our indebtedness, and the failure to refinance our indebtedness may have a material, adverse effect on us.

      As of December 31, 2002, we had $154.3 million payable to MeriStar Hospitality (represents their subordinated notes maturing in 2004); $205 million payable to MeriStar Hospitality (represents their senior subordinated notes maturing in 2007); $300 million of senior unsecured notes maturing in 2008 and $250 million maturing in 2009; $314.6 million of collateralized mortgage-backed securities maturing in 2009; $400 million of senior unsecured notes maturing in 2011; and $38 million of mortgage debt maturing between 2003 and 2012. If we do not have sufficient funds to repay our indebtedness at maturity, we will have to refinance the indebtedness through additional debt financing. This additional financing might include private or public offerings of debt securities and additional non-recourse or other collateralized indebtedness. If we are unable to refinance our indebtedness on acceptable terms, we might be forced to dispose of hotels or other assets on disadvantageous terms. This could potentially result in losses and adverse effects on cash flow from operating activities. If we are unable to make required payments of principal and interest on our indebtedness, our outstanding indebtedness could be accelerated, and our properties could be foreclosed upon by the secured lenders with a consequent loss of income and asset value.

Our senior secured revolving credit facility and other debt instruments have restrictive covenants that could affect our financial condition.

      We currently have, and as of December 31, 2002 had, no outstanding borrowings under our senior secured revolving credit facility. Our ability to borrow under this facility is subject to financial covenants, including leverage and interest rate coverage ratios and minimum net worth requirements. Our compliance with these covenants in future periods will depend substantially upon the financial results of our hotels. If we fail to meet a future compliance measure, the availability of funds under our credit facility might be restricted. The credit agreement limits our ability to effect mergers, asset sales and change of control events, and limits dividends. The credit agreement also contains a cross-default provision, which would be triggered by a default or acceleration of $50 million or more of indebtedness secured by our assets or $5 million or more of any other indebtedness. Because we were not in compliance with the leverage covenant under the credit agreement as of March 10, 2003, we could not borrow under the credit agreement and do not expect to be able to do so in the future unless we amend or replace our credit facility, or use the proceeds from any future asset sales to reduce our leverage. See “Recent Developments — New Senior Revolving Credit Facility.”

      As of December 31, 2002, we had the following outstanding borrowings:

•	$154.3 million payable to MeriStar Hospitality (represents their convertible subordinated notes due 2004 bearing interest at 4.75%);

•	$205 million payable to MeriStar Hospitality (represents their senior subordinated notes due 2007 bearing interest at a weighted-average annual rate of 8.69%);

•	$300 million of senior unsecured notes due 2008 bearing interest at 9%;

•	$250 million of senior unsecured notes due 2009 bearing interest at 10.50%;

•	$314.6 million of collateralized mortgage-backed securities due 2009 bearing interest at a rate of 8.01%;

•	$400 million of senior unsecured notes due 2011 bearing interest at 9.125%; and

•	$38 million of mortgage debt maturing between 2003 and 2012 at interest rates ranging from 8.5% to 10.5%.

      The indentures relating to some of our outstanding debt contain limitations on our ability to effect mergers and change of control events, as well as other limitations, including limitations on:

•	Incurring additional indebtedness;

•	Selling our assets;

•	Conducting transactions with our affiliates; and

•	Incurring liens.

      In this respect, the indentures relating to our senior unsecured notes and MeriStar Hospitality’s senior subordinated notes significantly restrict our ability to incur indebtedness and MeriStar Hospitality from paying dividends, and our ability to acquire or prepay certain of our debt if our fixed charge coverage ratio (as defined in these indentures) is less than 2 to 1 for our most recently ended four fiscal quarters. Such ratio has been less than 2 to 1 since March 2002, and was at 1.6 to 1 as of December 31, 2002.

      Debt instruments we issue in future offerings will likely contain similar restrictive covenants. These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, they may require us to maintain specific financial ratios and to satisfy various financial covenants. We may be required to take action to reduce our debt or act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants.

      Our secured facility is secured by a portfolio of 19 hotels and contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and funding of capital expenditures. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income after payment of FF&E reserves and franchise fees (“NOI”) for the trailing twelve months declines below $57 million. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. Approximately $4.5 million of cash was held in escrow under this provision as of December 31, 2002. Additional amounts continue to be held in escrow. The security agreement permits us to substitute unleveraged properties into the portfolio in place of existing properties in order to increase the NOI to a level at which the portfolio will meet this requirement. We have begun discussions with the servicer regarding this substitution.

We may be able to incur substantially more debt, which would increase the risks associated with our substantial leverage.

      Although the terms of our debt instruments restrict our ability to incur additional indebtedness, our organizational documents do not limit the amount of indebtedness we may incur. If we add new debt to our current debt, the related risks we now face could intensify and increase the risk of default on our indebtedness.

Rising interest rates could have an adverse effect on our cash flow and interest expense.

      Any borrowings we make under our senior secured revolving credit facility will bear interest at a variable rate. In addition, in the future we may incur indebtedness bearing interest at a variable rate, or we may be required to refinance our existing indebtedness at higher interest rates. Accordingly, to the extent we borrow under our senior secured revolving credit facility, increases in interest rates could increase our interest expense and adversely affect our cash flow, reducing the amounts available to make payments on our other indebtedness, make acquisitions, or pursue other business opportunities.

Operating Risks

Acts of terrorism, the threat of terrorism, the war with Iraq and the potential conflicts with other countries, and the ongoing war against terrorism have had a negative impact on and will continue to have a negative effect on our industry and our results of operations.

      The terrorist attacks of September 11, 2001 have had a negative impact on our hotel operations from the third quarter of 2001 to the present, causing lower than expected performance in an already slowing economy. The events of September 11 have caused a significant decrease in our hotels’ occupancy and average daily rate due to disruptions in business and leisure travel patterns, and concerns about travel safety. Major metropolitan area and airport hotels have been adversely affected by concerns about air travel safety and a significant overall decrease in the amount of air travel.

      The September 11 terrorist attacks were unprecedented in scope, and in their immediate, dramatic impact on travel patterns. We have not previously experienced such events, and it is currently not possible to accurately predict if and when travel patterns will be restored to pre-September 11 levels. While we have had improvements in our operating levels from the period immediately following the attacks, we believe the uncertainty associated with subsequent incidents, the war with Iraq and the possibility with other countries, threats and the possibility of future attacks will continue to hamper business and leisure travel patterns for the next several quarters.

The recent economic slowdown, the threat of further terrorist attacks, and the uncertainty of a conflict with Iraq and other countries have materially affected, and may continue to adversely affect, our revenue per available room, or RevPAR, performance and operating cash flows, and if they worsen or continue, these effects could become materially more adverse.

      We have experienced the following declines in RevPAR:

•	18.0% decline during the first quarter of 2002, as compared to the same period of 2001;

•	11.3% decline during the second quarter of 2002, as compared to the same period of 2001;

•	5.3% decline during the third quarter of 2002, as compared to the same period of 2001; and

•	8.6% decline during the full year 2002, as compared to full year 2001.

      After generating $224 million of cash from operations during 2000, we generated $150.1 million during 2001 and $56.7 million of cash from operations during 2002. The decreases from 2000 are due to the economic slowdown that began in 2001, as well as the terrorist attacks of September 11, 2001, the continuing threat of further terrorist attacks and the uncertainty of potential conflicts with Iraq and other countries. A sharper-than-anticipated decline in business and leisure travel was the primary cause of the declines, which were principally reflected in decreased occupancies. If the current economic slowdown worsens significantly or continues for a protracted period of time, the declines in occupancy could also lead to further declines in average daily room rates and could have a further material adverse effect on our earnings, cash flows and EBITDA.

      We expect to fund our continuing operations, which primarily include our interest expense and capital expenditures, through cash generated by our hotels and to the extent necessary from the proceeds of sales of non-core hotel assets. In response to the decline in our cash flows since September 11, 2001, we have significantly curtailed our capital expenditure programs, which may adversely affect the competitive position of our hotels in their markets. We expect capital expenditures of $40 million to $50 million in 2003. If the current economic conditions worsen, we may have to curtail our capital expenditures even further. We have also sold non-core assets to generate cash. Since the fourth quarter in 2001, we have sold eight hotels for aggregate cash proceeds of $83 million and are currently actively marketing or expect to bring to market in the near future a total of 16 non-core assets.

If our revenues are negatively affected by one or more particular risks, our operating margins could suffer.

      Until January 1, 2001, we leased all but eight of our hotels to Interstate Hotels. Under each of those leases, Interstate Hotels was required to pay us a fixed base rent plus participating rent based on a percentage of revenues at the hotel. As a result of changes to the federal tax laws governing REITs, which became effective on January 1, 2001, Interstate Hotels assigned those leases to our taxable REIT subsidiaries and those subsidiaries have entered into management agreements with Interstate Hotels to manage our hotels. As a result of this new lease structure, we report operating revenues and expenses from the hotels rather than rental payments under the prior lease structure. Therefore, we have greater sensitivity to changes in operating revenues and are subject to the risk of fluctuating hotel operating margins at those hotels. Hotel operating expenses include, but are not limited to, wage and benefit costs, supplies, repair and maintenance expenses, utilities, insurance and other operating expenses. These operating expenses are more difficult to predict and control than percentage lease revenue, resulting in increased unpredictability in our operating margins. Also, due to the level of fixed costs required to operate full-service hotels, we generally cannot reduce significant expenditures necessary for the operation of hotels when circumstances cause a reduction in revenue.

      Various factors could adversely affect our operating margins, which are subject to all of the operating risks inherent in the lodging industry. These risks include the following:

•	dependence on business and commercial travelers and tourism, which have been affected by the events of September 11, 2001 and threats of further terrorism, or other outbreaks of hostilities, and may otherwise fluctuate and be seasonal;

•	changes in general and local economic conditions;

•	cyclical overbuilding in the lodging industry;

•	varying levels of demand for rooms and related services;

•	competition from other hotels, motels and recreational properties, some of which may be owned or operated by companies having greater marketing and financial resources than we do;

•	decreases in air travel;

•	fluctuations in operating costs;

•	the recurring costs of necessary renovations, refurbishments and improvements of hotel properties;

•	changes in governmental regulations that influence or determine wages, prices and construction and maintenance costs; and

•	changes in interest rates and the availability of credit.

      In addition, demographic, geographic or other changes in one or more of the markets of our hotels could impact the convenience or desirability of the sites of some hotels, which would in turn affect their operations.

Recent events have adversely affected the insurance market.

      The September 11, 2001 terrorist attacks have had a dramatic effect on the insurance and reinsurance industries. Companies in all industry segments are experiencing increases in premiums and reductions in coverage upon renewal of their insurance policies. Some entities have experienced an inability to obtain insurance. If we are unable to maintain insurance that meets our debt covenant and franchise agreement requirements, and if we are unable to amend or waive those requirements, it could have a material adverse effect on our liquidity and our business. Our total annual property and casualty insurance premiums are approximately $31 million under our renewed policies.

We have significant operational relationships with Interstate Hotels, and Interstate Hotels’ operating or financial difficulties could adversely affect our hotels’ operations or our financial position.

      Interstate Hotels manages all of our hotels (107 hotels as of December 31, 2002). As a result, we depend heavily on Interstate Hotels’ ability to provide efficient, effective management services to our hotels. Although we monitor the performance of our properties on an ongoing basis, Interstate Hotels is responsible for the day-to-day management of our properties. According to Interstate Hotels’ public statements, Interstate Hotels has incurred, on a pro forma basis giving effect to the merger that formed Interstate Hotels, net losses of $9.7 million and $20.5 million for the years ended December 31, 2002 and 2001, respectively. If Interstate Hotels were unable to continue in business as a hotel operator, we would have to find a new manager for our hotels. This transition could significantly disrupt the operations of our hotels and lead to lower operating results from our properties.

      Interstate Hotels is the general partner in MeriStar Investment Partners, LP (“MIP”), a joint venture established to acquire upscale, full-service hotels. We have a 16% preferred partnership interest in MIP, (equal to an initial investment of $40 million). We also have a receivable for approximately $10.8 million in cumulative preferred returns outstanding as of December 31, 2002. If Interstate Hotels is unable to continue as the general partner of MIP, a liquidation of MIP may occur. This liquidation could result in an impairment of our investment and cumulative preferred return receivable.

We invest in a single industry.

      Our current strategy is to acquire interests only in hospitality and lodging. As a result, we are subject to the risks inherent in investing in a single industry. The effects on cash available for distribution resulting from a downturn in the hotel industry may be more pronounced than if we had diversified our investments.

We have a high concentration of hotels in the upscale, full-service segment, which may increase our susceptibility to an economic downturn.

      As of December 31, 2002, 85% of our hotels were in the upscale, full-service segment. This hotel segment generally demands higher room rates. In an economic downturn, hotels in this segment may be more susceptible to a decrease in revenues, as compared to hotels in other segments that have lower room rates. This characteristic results from hotels in this segment generally targeting business and high-end leisure travelers. In periods of economic difficulties or political instability, business and leisure travelers may seek to reduce travel costs by limiting trips or seeking to reduce costs on their trips. This characteristic has had, and could continue to have, a material adverse effect on our revenues and results of operations.

The lodging business is seasonal.

      Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters. This may not be true, however, for hotels in major tourist destinations. Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Seasonal variations in revenue at our hotels will cause quarterly fluctuations in our revenues. Events beyond our control, such as extreme weather conditions, economic and political factors and other considerations affecting travel, may also adversely affect our earnings.

We may be adversely affected by the requirements contained in our franchise and licensing agreements.

      As of December 31, 2002, approximately 89% of our hotels were operated pursuant to existing franchise or licensing agreements with nationally recognized hotel brands. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor system. Those limitations may conflict with our philosophy, shared with Interstate Hotels, of creating specific business plans tailored to each hotel and to each market. Standards are often subject to change over time, in some cases at the discretion of the franchisor, and may restrict a franchisee’s ability to make improvements or modifications to a hotel without the consent of the franchisor. In addition, compliance with standards could require a franchisee to incur significant expenses or capital expenditures. Action or inaction on our part or by our third-party operator could result in a breach of standards or other terms and conditions of the franchise agreements, and could result in the loss or cancellation of a franchise license. Although we have from time to time received default notices from franchisors due to service or physical plant deficiencies, none of our franchise agreements have been terminated for such deficiencies, and we believe that we can avoid future terminations by cooperating with our franchisors. Loss of franchise licenses without replacement would likely have an adverse effect on our hotel revenues.

      In connection with terminating or changing the franchise affiliation of a currently-owned hotel or a subsequently-acquired hotel, we may be required to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operations or the underlying value of the hotel covered by the franchise due to the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. The franchise agreements covering the hotels expire or terminate, without specified renewal rights, at various times and have differing remaining terms. As a condition to renewal, the franchise agreements frequently contemplate a renewal application process, which may require substantial capital improvements to be made to the hotel. Unexpected capital expenditures could adversely affect our results of operations and our ability to make payments on our indebtedness.

The lodging industry is highly competitive.

      We have no single competitor or small number of competitors that are considered to be dominant in the industry. We operate in areas that contain numerous competitors, some of which may have substantially greater resources than us. Competition in the lodging industry is based generally on location, availability, room rates, or accommodations, price, range and quality of services and guest amenities offered. New or existing competitors could significantly lower rates, offer greater conveniences, services or amenities; or significantly expand, improve or introduce new facilities in markets in which we compete. All of these factors could adversely affect our operations and the number of suitable business opportunities.

We rely on the knowledge and experience of some key personnel, and the loss of these personnel may have a material adverse effect on our operations.

      We place substantial reliance on the lodging industry knowledge and experience and the continued services of our senior management, led by Paul W. Whetsell. While we believe that, if necessary, we could find replacements for these key personnel, the loss of their services could have a material adverse effect on our operations. In addition, Mr. Whetsell is currently engaged, and in the future will continue to engage, in the management of Interstate Hotels. Mr. Whetsell may experience conflicts of interest in allocating management time, services and functions between Interstate Hotels and us.

We have lost some of our key personnel to Interstate Hotels.

      Historically, many of our senior executives have held similar positions at our company and at Interstate Hotels. Several of these senior executives, including our Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer, and General Counsel, have left our company and work exclusively for Interstate Hotels. As a result, several members of our senior management are new or have changed positions. Our Chief Financial Officer and General Counsel are new to our company, and our Chief Operating Officer has been recently promoted. Our success will depend in part on the successful assimilation and performance of these individuals. If we are unable to manage this transition, our results of operations could be negatively affected.

Costs of compliance with environmental laws could adversely affect our operating results.

      See “Governmental Regulation — Environmental Laws” for a further discussion of risks related to environmental compliance.

Aspects of our operations are subject to government regulation, and changes in that regulation may have significant effects on our business.

      A number of states regulate the licensing of hotels and restaurants, including liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. Interstate Hotels believes our hotels are substantially in compliance with these requirements or, in the case of liquor licenses that they have or will promptly obtain the appropriate licenses. Compliance with, or changes in, these laws could reduce the revenue and profitability of our hotels and could otherwise adversely affect our revenues, results of operations and financial condition.

      Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been and continue to be invested in ADA required upgrades to our hotels, a determination that our hotels are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants.

Corporate Structure Risks

We have overlapping directors and an overlapping senior executive officer with Interstate Hotels.

      We share three directors, among our ten directors, with Interstate Hotels. Our Chairman and Chief Executive Officer, Paul W. Whetsell, is also the Chairman and Chief Executive Officer of Interstate Hotels. Our relationship with Interstate Hotels is governed by an intercompany agreement and by management agreements for each managed hotel. The intercompany agreement restricts each party from taking advantage of certain business opportunities without first presenting those opportunities to the other party. We may have conflicting views with Interstate Hotels on operation and management of our hotels and with respect to lease arrangements, acquisitions and dispositions. Inherent potential conflicts of interest will be present in all of the numerous transactions among Interstate Hotels and us.

We have restrictions on our business and on our future opportunities that could affect our business.

      The intercompany agreement with Interstate Hotels generally grants Interstate Hotels the right of first refusal with respect to any management opportunity at any of our properties we do not elect to have managed by a hotel brand owner. We must make such an opportunity available to Interstate Hotels only if we determine that:

•	We are not required to enter into a management agreement with an unaffiliated third party with respect to the property in order to maintain MeriStar Hospitality’s status as a REIT;

•	Interstate Hotels is qualified to be the manager of that property;

•	We decide not to have the property operated by the owner of a hospitality trade name under that trade name;

•	The property is unencumbered by a management agreement, or if a management agreement exists, it can be freely terminated or terminated by the payment of a fee, which Interstate Hotels agrees to pay; and

•	The property is not subject to a leasehold estate held by an unaffiliated third party.

      Because of the provisions of the intercompany agreement, we and MeriStar Hospitality are restricted in the nature of our business and the opportunities we may pursue.

We may have conflicts relating to the sale of hotels subject to management agreements.

      Our management agreements with Interstate Hotels may require us to pay a termination fee to Interstate Hotels if we elect to sell a hotel or if we elect not to restore a hotel after a casualty. We must pay this fee if we do not replace the hotel with another hotel subject to a management agreement with a fair market value equal to the fair market value of Interstate Hotels’ remaining management fee due under the management agreement to be terminated. Where applicable, the termination fee is equal to the present value of the remaining payments (discounted using a 10% rate) of the existing term under the agreement, based on the operating results of the hotel for the 12 months preceding termination. Our decision to sell a hotel may, therefore, have significantly different consequences for Interstate Hotels and us. The requirement to pay a termination fee may make a disposition transaction less desirable economically.

We lack control over management and operations of our hotels.

      We depend on the ability of Interstate Hotels to operate and manage our hotels. In order for MeriStar Hospitality to maintain its REIT status, we cannot operate our hotels. As a result, we are unable to directly implement strategic business decisions for the operation and marketing of our hotels, such as decisions with respect to the setting of room rates, food and beverage operations and similar matters.

Our relationship with Interstate Hotels could limit our acquisition opportunities in the future.

      Our relationship with Interstate Hotels could negatively impact our ability to acquire additional hotels because hotel management companies, franchisees and others who would have approached us with acquisition opportunities in hopes of establishing lessee or management relationships may not do so believing that we may rely primarily on Interstate Hotels to manage the acquired properties, or that Interstate Hotels might have a right of first refusal to manage some or all of the acquired properties under the terms of the intercompany agreement. These persons may instead provide acquisition opportunities to companies free to choose their managers or to hotel management companies who choose to own and manage the properties following the sale. This could limit our acquisition opportunities in the future.

There are potential conflicts of interest relating to our relationship with Interstate Hotels.

      The terms of the intercompany agreement and our management agreements with Interstate Hotels were not negotiated on an arm’s-length basis. Because MeriStar Hospitality and Interstate Hotels share Paul Whetsell, who is Chairman and Chief Executive Officer of both companies, and two other board members, there is a potential conflict of interest with respect to the enforcement and termination of these agreements to our benefit and to the detriment of Interstate Hotels, or to the benefit of Interstate Hotels and to our detriment. Furthermore, because of the independent trading of MeriStar Hospitality and Interstate Hotels, stockholders in MeriStar Hospitality or Interstate Hotels may develop divergent interests which could lead to conflicts of interest. The divergence of interests could also reduce the anticipated benefits of our agreements with Interstate Hotels.

U.S. Federal Income Tax Risks

Requirements imposed on us relating to MeriStar Hospitality’s REIT status could cause us to operate in a manner that might be disadvantageous to noteholders.

      We have operated and intend to continue to operate in a manner designed to permit MeriStar Hospitality to qualify as a REIT for federal income tax purposes.

      To obtain the favorable tax treatment accorded to REITs under the Internal Revenue Code, MeriStar Hospitality will normally be required each year to distribute to its stockholders at least 90% of its real estate investment trust taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gain. MeriStar Hospitality will be subject to income tax on undistributed real estate investment trust taxable income and net capital gain, and to a 4% nondeductible excise tax on the amount, if any, by which distributions it pay with respect to any calendar year are less than the sum of:

•	85% of its ordinary income for the calendar year;

•	95% of its capital gain net income for that year unless it elects to retain and pay income tax on those gains; and

•	100% of its undistributed income from prior years.

      MeriStar Hospitality intends to make distributions to its stockholders to comply with the 90% distribution requirements described above and generally to avoid federal income taxes and the nondeductible 4% excise tax. Its income will consist primarily of its share of our income and its cash flow will consist primarily of its share of distributions made by us. In addition, these provisions of our partnership agreement could in the future cause us to distribute amounts that otherwise would be spent on future acquisitions, unanticipated capital expenditures or debt, which would require us to borrow funds or sell assets to fund the cost of these items.

      Our partnership agreement provides that unless such action or inaction has been specifically consented to by MeriStar Hospitality in writing, we will not take, or refrain from taking, any action which, in the judgment of MeriStar Hospitality, as our general partner:

•	could adversely affect the ability of MeriStar Hospitality to continue to qualify as a REIT, unless MeriStar Hospitality otherwise ceases to qualify as a REIT, or

•	could subject MeriStar Hospitality to additional income or excise taxes applicable to REITs under the Internal Revenue Code.

      Our partnership agreement also provides that MeriStar Hospitality, as our general partner, shall use its best efforts to cause us to make sufficient distributions to enable MeriStar Hospitality to meet the distribution requirements described above and to avoid any federal income or excise tax liability, except to the extent that such distributions would contravene the terms of any notes or other debt obligations to which we are subject in conjunction with borrowed funds. Finally, our partnership agreement generally requires us to make pro rata distributions to all holders of Common OP units, not just distributions to MeriStar Hospitality. Thus, whenever distributions are made to MeriStar Hospitality in order to satisfy the foregoing requirements, equivalent distributions must be made to other partners holding Common OP units.

      It is possible, however, that differences in timing between the receipt of income and the payment of expenses in arriving at our taxable income or the taxable income of MeriStar Hospitality and the effect of nondeductible capital expenditures, the creation of reserves or required debt amortization payments could in the future require us to borrow funds on a short- or long-term basis to enable MeriStar Hospitality to continue to qualify as a REIT and avoid federal income taxes and the 4% nondeductible excise tax. In these circumstances, we might need to borrow funds in order to avoid adverse tax consequences even if we believe that the then prevailing market conditions generally are not favorable for those borrowings or that those borrowings are not advisable in the absence of these tax considerations.

      MeriStar Hospitality, as our general partner, will determine our distributions. The amount of these distributions is dependent on a number of factors including:

•	the amount of cash available for distribution;

•	our financial condition;

•	our decision to reinvest funds rather than to distribute the funds;

•	restrictions in our debt agreements;

•	our capital expenditure requirements;

•	the annual distribution requirements under the real estate investment trust provisions of the Internal Revenue Code; and

•	other factors as MeriStar Hospitality deems relevant.

      Although we intend to continue to make distributions so that MeriStar Hospitality satisfies the annual distribution requirement to avoid corporate income taxation on the earnings that it in turn distributes, we may not be able to do so.

If we were subject to federal income taxation as a corporation, our ability to make payments on our borrowings or distributions to holders of interest in us could be substantially reduced.

      We currently are classified as a partnership for federal income tax purposes. Although we are organized and operated with a view to maintaining that status, if the Internal Revenue Service were successfully to determine that we should be treated for federal income tax purposes as a corporation rather than as a partnership, we would be required to pay federal income tax at corporate tax rates on our taxable income. As described above, we generally expect to make distributions to our partners each year at least equal to the amount of our taxable income so that MeriStar Hospitality can make distributions to its stockholders sufficient to avoid federal income and excise taxes. To the extent we had made such distributions to our partners, we might be required to borrow funds or to liquidate assets to pay the applicable corporate income tax. In addition to the direct impact on us, our treatment as a corporation for federal income tax purposes would also cause MeriStar Hospitality to cease to qualify as a REIT under the Code, which would have the possible results described below.

If MeriStar Hospitality fails to qualify as a REIT, it will be subject to federal income tax at corporate rates which could adversely affect our operations and MeriStar Hospitality’s ability to satisfy its obligations as a guarantor of our borrowings.

      Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial and administrative interpretations. In addition, there are presently only very limited judicial and administrative interpretations of the federal tax legislation enacted in 1999 with respect to taxable REIT subsidiaries. The determination of various factual matters and circumstances not entirely within our or MeriStar Hospitality’s control may affect MeriStar Hospitality’s ability to continue to qualify as a REIT. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that holds its assets through a partnership, such as MeriStar Hospitality does. Moreover, legislation, new regulations, administrative interpretations or court decisions might change the tax laws with respect to qualification as a REIT or the federal income tax consequences of that qualification.

      If MeriStar Hospitality fails to qualify as a REIT in any taxable year, it will not be allowed a deduction for distributions to its stockholders in computing its taxable income and it will be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at the applicable corporate rate. In addition, unless it was entitled to relief under statutory provisions, it would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This disqualification might reduce the funds available to MeriStar Hospitality to satisfy any obligations it might have as a guarantor of our borrowings because of the additional tax liability for the year or years involved. In addition, to the extent that distributions to its stockholders would have been made in anticipation of its qualifying as a REIT, MeriStar Hospitality might be required to borrow funds or to liquidate assets to pay the applicable corporate income tax, including assets held by us.

Item 2.          PROPERTIES

      We maintain our corporate headquarters in Washington, D.C. and own hotel properties throughout the United States and Canada. As of December 31, 2002, we owned 107 hotels. All of our hotels are currently leased to our taxable subsidiaries. No one hotel property is material to our operations. A typical hotel has meeting and banquet facilities, food and beverage facilities, and guest rooms and suites. Our hotels generally feature comfortable, modern guest rooms, extensive meeting and convention facilities and full-service restaurant and catering facilities. Our hotels are designed to attract meeting, convention, and banquet/reception functions from groups and associations, upscale business and vacation travelers, and the local community.

      The following table sets forth certain information with respect to our 107 hotels owned as of December 31, 2002:

		Guest
Hotel	Location	Rooms

Arizona
Crowne Plaza Phoenix	Phoenix	250
Embassy Suites Tucson	Tucson	204
Sheraton Mesa	Mesa	273
California
Courtyard by Marriott Century City	Century City	134
Courtyard by Marriott Marina del Ray	Marina Del Rey	276
Crowne Plaza San Jose	San Jose	239
Doral Palm Springs(1)	Palm Springs	285
Hilton Irvine	Irvine	289
Hilton Monterey	Monterey	204
Hilton Sacramento	Sacramento	331
Hilton San Pedro(2)	San Pedro	226
LA Marriott Downtown	Los Angeles	469
Santa Barbara Inn	Santa Barbara	71
Sheraton Fisherman’s Wharf	San Francisco	525
Wyndham San Jose Hotel(2)	San Jose	355
Colorado
Embassy Suites Denver	Englewood	236
Holiday Inn Garden of the Gods	Colorado Springs	200
Sheraton Colorado Springs	Colorado Springs	500
Connecticut
Hilton Hartford Hotel(2)	Hartford	388
Ramada Plaza Meriden	Meriden	150
Ramada Plaza Shelton	Shelton	155
Doubletree Windsor Locks	Windsor Locks	200
Florida
Best Western Sanibel Island Resort	Sanibel Island	46
Courtyard by Marriott Disney Village(2)	Lake Buena Vista	314
Doubletree Hotel Westshore	Tampa	496
Hilton Clearwater(2)	Clearwater	426
Hilton Hotel Cocoa Beach	Cocoa Beach	296

		Guest
Hotel	Location	Rooms

Holiday Inn Fort Lauderdale Beach	Ft. Lauderdale	240
Holiday Inn Madeira Beach	Madeira Beach	149
Howard Johnson Resort Key Largo	Key Largo	100
Radisson Suite Beach Resort	Marco Island	268
Radisson Twin Towers of Orlando	Orlando	742
Ramada Inn Gulfview Clearwater Beach	Clearwater	289
Safety Harbor Resort and Spa	Safety Harbor	193
Sanibel Inn	Sanibel Island	96
Seaside Inn	Sanibel Island	32
Sheraton Safari Lake Buena Vista	Lake Buena Vista	489
Song of the Sea	Sanibel Island	30
South Seas Plantation Resort & Yacht Harbor	Captiva	579
Sundial Beach Resort	Sanibel Island	243
Westin Resort Key Largo(1)	Key Largo	200
Georgia
Doubletree Guest Suites Atlanta	Atlanta	155
Jekyll Inn(2)	Jekyll Island	262
Westin Atlanta	Atlanta	495
Wyndham Marietta	Marietta	218
Illinois
Holiday Inn Chicago O-Hare International Airport	Rosemont	507
Radisson Chicago	Chicago	350
Radisson Hotel Arlington Heights	Arlington Heights	247
Radisson Hotel Schaumburg	Schaumburg	200
Indiana
Doubletree Guest Suites Indianapolis	Indianapolis	137
Kentucky
Hilton Seelbach	Louisville	321
Radisson Lexington	Lexington	367
Louisiana
Hilton Lafayette	Lafayette	327
Holiday Inn Select New Orleans	Kenner	303
Hotel Maison de Ville(2)	New Orleans	23
Maryland
Radisson Annapolis	Annapolis	219
Radisson Cross Keys	Baltimore	148
Sheraton Columbia	Columbia	287
Michigan
Hilton Detroit	Detroit	151
Hilton Hotel Grand Rapids	Grand Rapids	224
Missouri
Holiday Inn Kansas City Sports	Kansas City	163

		Guest
Hotel	Location	Rooms

Nevada
St. Tropez Suites Las Vegas(3)	Las Vegas	149
New Jersey
Courtyard by Marriott Secaucus(2)	Secaucus	165
Doral Forrestal(2)	Princeton	290
Marriott Somerset	Somerset	440
Sheraton Crossroads Hotel Mahwah	Mahwah	225
Westin Governor Morris(1)	Morristown	199
New Mexico
Doubletree Albuquerque	Albuquerque	295
Wyndham Albuquerque Airport Hotel(2)	Albuquerque	276
New York
Radisson Inn Rochester(2)	Rochester	171
North Carolina
Courtyard by Marriott Durham	Durham	146
Hilton Hotel Durham	Durham	194
Sheraton Charlotte Airport	Charlotte	222
Ohio
Hilton Hotel Toledo(2)	Toledo	213
Radisson Cleveland	Middleburg Heights	237
Oklahoma
Westin Oklahoma	Oklahoma City	395
Oregon
Crowne Plaza Portland	Lake Oswego	161
Pennsylvania
Embassy Suites Philadelphia	Philadelphia	288
Holiday Inn Select Bucks County	Trevose	215
Sheraton Great Valley	Frazer	198
Texas
Doubletree Austin	Austin	350
Hilton Arlington	Arlington	309
Hilton Austin	Austin	320
Hilton Houston Westchase	Houston	295
Hilton Midland	Midland	249
Holiday Inn DFW West	Bedford	243
Holiday Inn Select DFW South	Irving	409
Marriott West Loop Houston	Houston	302
Radisson Hotel Dallas	Dallas	304
Renaissance Dallas Marriott	Dallas	289
Sheraton Dallas	Dallas	348
Sheraton Houston	Houston	382
Utah
Hilton Salt Lake Airport	Salt Lake City	287

		Guest
Hotel	Location	Rooms

Virginia
Hilton Arlington	Arlington	209
Hilton Crystal City	Arlington	386
Holiday Inn Historic District Alexandria	Alexandria	178
Radisson Old Town Alexandria	Alexandria	253
Washington
Hilton Bellevue	Bellevue	179
Washington, D.C
Georgetown Inn	Washington, D.C	96
Hilton Embassy Row(2)	Washington, D.C	193
Latham Georgetown	Washington, D.C	143
Wisconsin
Crowne Plaza Madison	Madison	226
Holiday Inn Madison	Madison	194
Canada
Holiday Inn Calgary	Calgary, Alberta	170
Holiday Inn Metrotown	Vancouver, B.C	100
Ramada Vancouver	Vancouver, B.C	118
Sheraton Guildford	Guildford, B.C	278

Total Rooms		27,581

(1)	We lease part of the land on which this hotel was built under one or more long-term lease agreements.

(2)	We lease the land on which this hotel was built under one or more long-term lease agreements.

(3)	We sold this property in January 2003.

Item 3.          LEGAL PROCEEDINGS

      In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We did not submit any matters to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is not an established public trading market for our OP units. The OP units, however, are redeemable at the option of the holder for a like number of shares of common stock of MeriStar Hospitality, or, at the option of MeriStar Hospitality for the cash equivalent. The following information is provided regarding the common stock of MeriStar Hospitality. MeriStar Hospitality’s common stock is listed on the New York Stock Exchange (NYSE) under the symbol “MHX.” The following table sets forth for the periods indicated the high and low sales prices for MeriStar Hospitality’s common stock and the cash dividends declared with respect thereto.

	Market Price Range
			Dividends
	High	Low	Declared

2003:
First Quarter (through March 10, 2003)	$7.00	$2.21		(1)
2002:
Fourth Quarter	8.65	6.60		(1)
Third Quarter	15.40	8.25	.01
Second Quarter	18.50	14.80	.01
First Quarter	18.25	13.64	.01
2001:
Fourth Quarter	14.22	9.24	.01
Third Quarter	23.30	8.65	.505
Second Quarter	23.75	18.50	.505
First Quarter	22.00	19.08	.505

(1)	MeriStar Hospitality suspended its quarterly dividend payment in the fourth quarter of 2002. At current operating levels, MeriStar Hospitality does not anticipate paying a dividend in 2003.

    The last reported sales price of MeriStar Hospitality’s common stock on the NYSE on March 10, 2003 was $2.23. As of March 10, 2003, there were approximately 669 holders of record of MeriStar Hospitality’s common stock.

      Based on our current operating levels, MeriStar Hospitality does not expect to pay a dividend in 2003. Any future distributions will be at the discretion of MeriStar Hospitality’s Board of Directors and will be determined by factors including our operating results, capital expenditure requirements, the economic outlook, the Internal Revenue Service dividend payout requirements for REITs and such other factors as MeriStar Hospitality’s Board of Directors deems relevant. The indentures related to our senior notes and MeriStar Hospitality’s indentures related to its senior unsubordinated unsecured notes and convertible notes contain limitations on MeriStar Hospitality’s ability to declare and pay dividends. Therefore, we cannot provide assurance that any such distributions will be made in the future.

      Until January 1, 2001, in order for MeriStar Hospitality to maintain its qualification as a REIT, it was required to make annual distributions to stockholders of at least 95% of its REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. After January 1, 2001, pursuant to the REIT Modernization Act, the percentage of required annual distributions was reduced to 90%. Under certain circumstances, we may be required to make distributions in excess of available cash in order to meet these distribution requirements. In that event, we would seek to borrow additional funds or sell additional non-core assets, or both, to the extent necessary to obtain cash sufficient to make the dividends required to retain MeriStar Hospitality’s qualification as a REIT.

Recent Sales of Unregistered Securities

      We have granted the following Profits-Only Operating Partnership Units, or POPs, to certain of our employees pursuant to our POPs Plan, which is incorporated by reference in Exhibit 10.9 of this Annual Report on Form 10-K. There is no established public trading market for our Common OP Units or POPs.

		Number of POPS	Number of POPs
	Number of	Outstanding as of	Vested as of
Date of Grant	POPs Granted	March 10, 2003	March 10, 2003

May 1, 2002	162,500	162,500	49,653
April 1, 2002	25,000	25,000	8,333
April 16, 2001	350,000	200,000	133,333
March 29, 2000	462,500	300,000	262,498

      The POPs were generally granted as fixed awards, and vest ratably over periods ranging from three to five years.

ITEM 6.          SELECTED FINANCIAL DATA

      The following table sets forth summary selected historical financial data derived from our audited consolidated financial statements and other information for each of the five years presented. The following information should be read in conjunction with our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

	2002	2001	2000	1999	1998

	(dollars and units in thousands, except per unit amounts)
Summary of Operations, year ended December 31:
Total revenue	$983,453	$1,057,338	$385,940	$361,482	$515,246
Operating (loss) income	(1,370)	86,166	221,676	210,469	131,999
Interest expense, net	136,429	122,472	117,613	100,464	49,761
Minority interests	15	48	3	24	(2,185)
(Loss) gain on sale of assets(A)	—	(2,176)	3,495	—	—
Income tax benefit (expense)	1,310	975	(1,522)	(1,554)	741
Discontinued operations, net of tax(B)	(34,345)	(4,306)	8,597	7,839	2,478
Extraordinary (loss) gain, net of tax (C)	—	(2,720)	3,400	(4,551)	(1,238)
Net (loss) income	(170,819)	(45,485)	118,036	111,656	85,066
Net (loss)income applicable to common unit holders	(171,384)	(45,050)	117,471	111,091	84,416
Basic (loss) earnings per OP unit from continuing operations	(3.51)	(0.80)	2.08	2.08	2.33
Diluted (loss) earnings per OP Unit from continuing operations	(3.51)	(0.80)	2.03	2.03	2.20
Distributions per Common OP Unit(D)	0.03	1.525	2.02	2.02	0.82
Number of OP Units outstanding as of December 31	49,426	49,033	48,851	52,193	51,460

Financial Position as of December 31:
Investments in hotel properties, gross	$3,057,658	$3,183,677	$3,193,730	$3,118,723	$2,957,543
Total assets	2,793,982	3,004,586	3,006,500	3,086,096	2,989,609
Long-term debt and notes payable to MeriStar
Hospitality Corporation	1,654,102	1,700,134	1,638,319	1,676,771	1,602,352
Redeemable units	38,205	67,147	88,545	81,401	89,435
Partners’ capital	915,000	1,045,190	1,142,772	1,203,518	1,170,220

Other Financial Data, year ended December 31:
Net cash provided by operating activities	56,740	150,135	224,088	228,329	186,891
Net cash provided by (used in) investing activities	6,742	(68,890)	(14,286)	(187,952)	(785,505)
Net cash (used in) provided by financing activities	(53,239)	(58,350)	(212,173)	(41,948)	520,457

Operating Data for Owned Hotels and Properties:
Number of hotels as of December 31	107	112	114	116	117
Number of guest rooms as of December 31	27,581	28,653	29,090	29,348	29,351
Average occupancy(E)	64.0%	66.0%	72.2%	71.6%	71.5%
ADR(F)	$99.44	$105.04	$107.60	$101.14	$95.00
RevPAR(G)	$63.69	$69.37	$77.71	$72.44	$67.90

(A)	During 2001, we sold two hotels for a loss. During 2000, we sold three limited-service hotels for a gain.

(B)	We adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. SFAS 144 requires that current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002, including any gain or loss recognized, to be recorded as discontinued operations. We sold three hotels during the third quarter and two hotels during the fourth quarter of 2002. In January 2003, we sold one hotel classified as held for sale at December 31, 2002. We sold the five hotels in 2002 for $60,650, which resulted in a loss on sale of assets of $21,197 ($20,773, net of tax). We sold the one hotel in January 2003 for $12,650. All operating results, including the loss on disposal, have been recorded as discontinued operations. We have reclassified prior periods to reflect operations of the six hotels as discontinued operations.

(C)	In accordance with accounting principles generally accepted in the United States, or GAAP, we recorded the following extraordinary transactions:

•	During 2001, we repaid term loans under our previous credit facility. The write-off of deferred financing costs associated with this facility was recorded as extraordinary.

•	During 2000, we repurchased some of our convertible notes due to MeriStar Hospitality at a discount. The gain on the repurchase was recorded as extraordinary.

•	During 1999 and 1998, we refinanced some loan facilities. The write-offs of deferred financing costs associated with these facilities were recorded as extraordinary.

We will adopt the provisions of SFAS No. 145 beginning on January 1, 2003. Certain rescission provisions require that all gains and losses from extinguishments of debt be classified as extraordinary only if the gains and losses are from unusual or infrequent transactions. Prior period amounts that do not meet this definition are required to be reclassified as an operational expense. Our prior period extraordinary items will be reclassified as operational expenses during 2003, and in the future we expect any gains and losses from the extinguishment of our debt to be classified as operational.

(D)	We did not declare any distributions prior to our formation date, August 3, 1998.

(E)	Total number of rooms occupied by hotel guests on a paid basis, divided by total available rooms.

(F)	Average Daily Rate, or ADR: total room revenue divided by total number of rooms occupied by hotel guests on a paid basis.

(G)	Revenue Per Available Room, or RevPAR: total room revenue divided by total available rooms.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SUMMARY

      MeriStar Hospitality Operating Partnership, L.P. is the subsidiary operating partnership of MeriStar Hospitality which is a real estate investment trust, or REIT. We own a portfolio of upscale, full-service hotels and resorts in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of December 31, 2002, we owned 107 hotels, with 27,581 rooms, all of which were leased by our taxable subsidiaries and managed by Interstate Hotels & Resorts (“Interstate Hotels”), which was created on July 31, 2002 through the merger of MeriStar Hotels & Resorts, Inc. and Interstate Hotels Corporation. We share our Chief Executive Officer and Chairman of the Board, Paul W. Whetsell, and two other board members with Interstate Hotels. In addition, we are party to an intercompany agreement with Interstate Hotels that governs a number of aspects of our relationship.

      Our taxable subsidiaries pay a base management fee to Interstate Hotels for each property managed equal to 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel revenue. The management agreements generally have initial terms of 10 years with three renewal periods of five years each, except for three management agreements which have initial terms of one year each and renew annually thereafter.

RESULTS OVERVIEW

      Revenues declined to $983.5 million in 2002 compared to $1,057.3 million in 2001. Our results continue to reflect a slowed economy, which has caused substantial declines in business and leisure travel demand nationwide. Both business and leisure travel continue to be negatively affected by the aftermath of the September 11, 2001 terrorist attacks and threats of international hostilities and instability. Business transient travelers have not yet returned in prior volumes to our properties and in their absence, we have focused our efforts on our group and contract business. Our achieved average daily rate is under continued pressure as a result of the decrease in demand and general lack of pricing power. Hotel operating expenses decreased to $387.7 million in 2002 from $405.2 million in 2001 as a result of decreased occupancy and cost control measures implemented during late 2001. We will continue to work with Interstate Hotels to focus on identifying revenue enhancement opportunities as well as cost reduction and control measures at our hotels. Other operating expenses increased to $597.1 million in 2002 from $566.0 million in 2001 primarily resulting from an asset impairment charge of $63.4 million in 2002 versus an asset impairment charge in 2001 of $32.3 million. Both are more fully described in the “Results of Operations” section below.

      Since January 1, 2001, our revenues have been derived from the operations of our hospitality properties, including room, food and beverage revenues, as well as from our leases of office, retail and parking rentals. Operating costs include direct costs to run our hotels, management fees to Interstate Hotels to manage our properties, depreciation of our properties, as well as sales, marketing and general and administrative costs. Our expenses also include interest on our debt and minority interest allocations, which represents the allocation of income to outside investors for properties that are not wholly-owned. Prior to January 1, 2001, we earned lease revenue from the lease of our hotel operating properties. Our expenses included depreciation of our properties, and related property tax expense, general and administrative costs, as well as interest on our debt and minority interest allocations.

RESULTS OF OPERATIONS

      The provisions of Statement of Financial Accounting Standards (SFAS) No. 144 require that current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002, including any gain or loss recognized on the sale, be recorded as discontinued operations. Accordingly, we have reclassified all prior periods presented to conform to this provision. See Footnote 13, “Dispositions and Acquisitions,” included in Item 8 of this Annual Report on Form 10-K for further information regarding the amounts reclassified.

Year ended December 31, 2002 compared with the year ended December 31, 2001

      The following table provides our hotels’ operating statistics on a comparable hotel basis for the years ended December 31 (comparable hotels are those that were owned for substantially all of both years):

	2002	2001	Change

Revenue per available room	$63.69	$69.72	(8.6)%
Average daily rate	$99.44	$105.72	(5.9)%
Occupancy	64.0%	65.9%	(2.9)%

      The slowing United States economy has had a significant negative effect on our hotel operations, evidenced by a sharp reduction in transient business travel. This is reflected in the 5.9% reduction in average daily rate and the 2.9% reduction in occupancy in 2002 compared to 2001. We have shifted our marketing efforts towards lower-rated group and contract business in most markets in order to maintain a base level of occupancy in our properties. Due to the short booking window for most business, including our group and contract customers, we anticipate being able to shift our mix of business toward more business transient customers when the economy and corporate profits strengthen, bringing renewed strength to this vital customer segment.

      Revenues. Total revenue from continuing operations decreased $73.9 million to $983.4 million in 2002 from $1,057.3 million in 2001, primarily due to a $54.3 million decrease in room revenue attributable to a decrease in average daily rate and occupancy. The decrease in occupancy also contributed to an $8.8 million decrease in food and beverage revenue and a $6.6 million decrease in other operating departments, including telephone and conference services. We also had a $5.1 million decrease in lease revenue following the termination of our hotel leases with Prime Hospitality Corporation in 2001. We replaced these leases with management contracts with Interstate Hotels.

      Operating expenses. Total operating expenses increased a net $13.6 million to $984.8 million in 2002 compared to $971.2 million in 2001. An increase in other operating expenses of $31.1 million was partially offset by a $17.5 million reduction in hotel operating expenses. Hotel operating expenses decreased from $405.2 million in 2001 to $387.7 million in 2002 due primarily to reductions in room expense of $10.5 million and food and beverage costs of $6.9 million. These decreases resulted directly from the decrease in occupancy previously discussed. Other operating expenses increased to $597.1 million in 2002 from $566.0 million in 2001, described in greater detail, as follows:

      Administrative and general expenses. Administrative and general expenses increased $3.7 million during the year, due primarily to an increase in our total marketing costs. This increase can be mainly attributed to the addition of marketing personnel to focus our efforts on the group and contract business during the year.

      Property operating costs. Our property operating costs consist primarily of repairs and maintenance, energy, franchise and management costs. Our property operating costs decreased $6.4 million during the year. This is primarily due to a $3.4 million decrease in franchise fees and a $1.7 million decrease in management fees directly resulting from our decrease in revenues. Our energy costs also decreased $1.6 million primarily due to reduced occupancy. We have begun to see increases in our energy costs in 2003 due to the civil disruptions in Venezuela and concerns regarding the Persian Gulf war, as well as an unusually cold winter in the northeastern United States. We expect this cost trend to continue until such time as concerns over a potential gulf war subside.

      Property taxes, insurance and other. These costs decreased $5.7 million due primarily to a $7.6 million reduction in property taxes, partially offset by a $3.5 million increase in property and terrorism insurance premiums in 2002. Property taxes decreased due to favorable resolution of certain appeals, as well as a reduction in tax-assessed values of certain properties. Our total annual property and casualty insurance premiums are approximately $31 million. Our insurance programs renew in July 2003, and we anticipate a substantial increase although pricing will be dictated by market conditions at that time, which have not completely stabilized since the September 11, 2001 terrorist attacks. Companies in a number of industry segments, particularly the travel and leisure industry, are experiencing increases in premiums and reductions in coverage upon renewal of their insurance policies, due to the dramatic effect the September 11, 2001 terrorist attacks had on the insurance and reinsurance industries. Some entities have experienced an inability to obtain insurance. Our manager, Interstate Hotels, is responsible for securing all of our insurance coverage.

      Depreciation and amortization expense. Depreciation and amortization expense increased by $6.8 million. Depreciation expense increased $3.9 million due to the purchase of replacement corporate office computer equipment. Amortization expense increased $2.9 million due to the amortization of deferred financing fees related to the December 2001 and February 2002 issuance of our senior secured notes.

      Significant charges. We incurred the following significant charges in 2002:

•	a $63.4 million loss on asset impairments;

•	a $14.5 million write-down of our note receivable with Interstate Hotels due to the settlement agreement related to their early repayment of the note;

•	a $4.7 million loss on fair value of non-hedging derivatives due to the repayment of debt that was originally hedged;

•	a $4.4 million expense for non-hedging derivatives due to our swap agreements being converted to non-hedging derivatives;

•	$3.2 million of costs related to the formal separation of management functions from Interstate Hotels; and

•	a $3.1 million write-off of deferred costs due to the reduction in our borrowing capacity on our revolving credit agreement in March 2002 and the termination of our credit facility in October 2002.

      We also incurred several significant charges in 2001, as follows:

•	a $32.3 million loss on asset impairments;

•	$9.3 million in swap termination fees;

•	a $6.7 million expense for non-hedging derivatives due to our swap agreements being converted to non-hedging derivatives;

•	$5.8 million of transaction costs, expensed immediately when MeriStar Hospitality’s proposed merger with FelCor Lodging Trust Inc. was terminated by both parties;

•	a $2.1 million write-down of our investment in STS Hotel Net;

•	$1.3 million of costs to terminate our leases with Prime Hospitality Corporation; and

•	a $1.1 million charge related to a restructuring at our corporate headquarters.

      Interest expense. Interest expense increased $14 million to $136.4 million in 2002 compared to $122.4 million in 2001 due primarily to higher interest rates. We issued $250 million of senior unsecured notes in December 2001 and $200 million in February 2002 at fixed rates of interest greater than the variable rate on the debt that was repaid from the proceeds of the issuance. As of December 31, 2002, all of our debt carried fixed rates of interest.

      Discontinued operations and loss on sale of assets. During 2002, we sold five hotels in separate transactions and received $60.7 million in cash. This resulted in a combined loss of $20.8 million, net of tax. In January 2003, we completed the sale of one hotel, classified as held for sale at December 31, 2002. We recognized an impairment loss on this asset of $15.1 million, net of tax, which is included in discontinued operations. We classified $1.6 million, net of tax, of income from these six hotels’ operations as discontinued in 2002, and $4.3 million, net of tax, of losses from their operations as discontinued in 2001. Losses in 2001 included an impairment charge of $10.9 million, net of tax.

      In 2001 we sold two hotels in separate transactions and received $9.7 million in cash. This resulted in losses on the sales of $2.2 million. These losses, as well as the operating results of these hotels, were included in continuing operations, as the provisions of SFAS No. 144 requiring the presentation of such results in discontinued operations applies only to assets classified as held for sale or disposed of on or after January 1, 2002.

      Extraordinary items. In 2001, we repaid $550 million of term loans under our revolving credit facility, resulting in an extraordinary loss of $2.7 million, net of tax, from the write-off of deferred financing costs related to those term loans. We will adopt the provisions of SFAS No. 145 beginning on January 1, 2003 (see “New Accounting Pronouncements” discussion below for further details). Certain rescission provisions require that all gains and losses from extinguishments of debt be classified as extraordinary only if the gains and losses are from unusual or infrequent transactions. Prior period amounts that do not meet this definition are required to be reclassified as an operational expense. Our prior period extraordinary items will be reclassified as operational expenses during 2003, and in the future we expect any gains and losses from the extinguishment of our debt to be classified as operational.

Year ended December 31, 2001 compared with the year ended December 31, 2000

      Until January 1, 2001, Interstate Hotels leased substantially all of our hotels from us. Under the leases, Interstate Hotels assumed all of the operating risks and rewards of these hotels and paid us a percentage of each hotel’s revenue under the lease agreements. Therefore, for financial statement purposes through December 31, 2000, Interstate Hotels recorded all of the operating revenues and expenses of the hotels in its statements of operations, and we recorded lease revenue earned under the lease agreements in our statement of operations. Effective January 1, 2001, Interstate Hotels assigned the hotel leases to our wholly-owned, taxable REIT subsidiaries, and our taxable REIT subsidiaries entered into management agreements with Interstate Hotels to manage the hotels. For consolidated financial statement purposes, beginning January 1, 2001, we recorded all of the revenues and expenses of the hotels in our statements of operations, including the management fee paid to Interstate Hotels.

      Our total revenues and total operating expenses increased $671.3 million and $807.0 million, respectively, for the year ended December 31, 2001 as compared to the same period in 2000. As described in the preceding paragraph, the significant increases resulted from recording our hotels’ operating revenue and expenses in our consolidated financial statements effective January 1, 2001, while we only recorded lease revenue in 2000. As a result, our operating results for the year ended December 31, 2001 are not directly comparable to the same period in 2000. We therefore compare our 2001 historical results of operations with our 2000 pro forma results of operations, assuming that the REIT Modernization Act had been enacted on January 1, 2000. The REIT Modernization Act is discussed in greater detail in “Item 1. Business” contained elsewhere in this Annual Report on Form 10-K.

      For comparative purposes, the following shows the results for the year ended December 31, 2000 on a pro forma basis assuming the leases with Interstate Hotels were converted to management contracts on January 1, 2000.

		2000
	2001	(Pro Forma)

	(in thousands)
Revenue	$1,057,338	$1,171,261

Hotel operating expenses	405,192	439,843
Other operating expenses	565,980	510,724

Total operating expenses	971,172	950,567
Interest expense, net	122,472	117,574
Minority interests	(48)	(3)
(Loss) gain on sale of assets	(2,176)	3,495
Income tax benefit (expense)	975	(1,680)
Discontinued operations, net of tax	(4,306)	9,523

Net (loss) income before extraordinary item	(41,765)	114,455
Extraordinary (loss) gain on early extinguishment of debt, net of tax	(2,720)	3,400

Net (loss) income	$(44,485)	$117,855

      The following table provides our hotels’ operating statistics on a comparable hotel basis for the years ended December 31:

		2000
	2001	(Pro Forma)	Change

Revenue per available room	$69.37	$77.46	(10.4)%
Average daily rate	$105.04	$107.69	(2.5)%
Occupancy	66.0%	71.9%	(8.2)%

      Overall, disruptions in business and leisure travel patterns and travel safety concerns due to the terrorist attacks on September 11, 2001, coupled with the slowing United States economy, had a significant negative effect on our hotels during the second half of 2001. The events were marked by sharp reductions in business and leisure travel. This contributed to the 10.4% reduction in revenue per available room and the 8.2% reduction in occupancy for 2001 compared to 2000. These reductions became more pronounced during the third and fourth quarters of 2001.

      Revenues. Total revenue decreased $114.0 million to $1,057.3 million in 2001 from $1,171.3 million in 2000, primarily due to a $79.9 million decrease in room revenue attributable to a decrease in average daily rate and occupancy. The decrease in occupancy also contributed to a $22.0 million decrease in food and beverage revenue. We also had a $13.8 million decrease in lease revenue due to a lesser number of hotels leased to Prime Hospitality Corporation in 2001 as compared to 2000.

      Operating expenses. Total operating expenses increased $20.6 million to $971.2 million for the year ended December 31, 2001 compared to $950.6 million in 2000. This is mainly attributable to a $55.3 million increase in other operating expenses from $510.7 million in 2000 to $566.0 million in 2001. This increase resulted primarily from the following significant charges taken during 2001:

•	a $32.3 million loss on asset impairments;

•	$9.3 million in swap termination fees;

•	a $6.7 million expense for non-hedging derivatives due to our swap agreements being converted to non-hedging derivatives;

•	$5.8 million of transaction costs, expensed immediately when MeriStar Hospitality’s proposed merger with FelCor Lodging Trust Inc. was terminated by both parties;

•	a $2.1 million write-down of our investment in STS Hotel Net;

•	$1.3 million of costs to terminate our leases with Prime Hospitality Corporation; and

•	a $1.1 million charge related to a restructuring at our corporate headquarters.

      The increase noted above was partially offset by a $34.6 million decrease in hotel operating expenses from $439.8 million in 2000 to $405.2 million in 2001, attributable mainly to a reduction in room expenses of $14.5 million, and food and beverage costs of $15.9 million. These decreases stemmed directly from the decrease in occupancy previously noted.

      Interest expense. Interest expense increased $4.9 million to $122.5 million for the year ended December 31, 2001 compared to $117.6 million for the same period in 2000 due primarily to the issuance of $500 million of senior unsecured notes in January 2001.

      Discontinued operations and loss on sale of assets. During 2002, we sold five hotels and in January 2003, we sold a hotel classified as held for sale at December 31, 2002. As required by SFAS No. 144, we classified 2001 losses on the hotels’ operations of $4.3 million, net of tax, as discontinued, and $9.5 million, net of tax, of income from their operations in 2000 as discontinued. Losses in 2001 included an impairment charge of $10.9 million, net of tax.

      In 2001, we sold two hotels in separate transactions and received $9.7 million in cash. This resulted in a loss on the sales of $2.2 million. In 2000, we sold three hotels in separate transactions and received $24.1 million in cash, resulting in a gain on the sales of $3.5 million. The gain or loss recognized on these sales, as well as the operating results of these hotels, were included in continuing operations, as the provisions of SFAS No. 144 requiring the presentation of such results as discontinued operations applies to only those assets classified as held for sale or disposed of on or after January 1, 2002.

      Extraordinary items. In 2001, we repaid $550 million of term loans under our revolving credit facility, resulting in an extraordinary loss of $2.7 million, net of tax, from the write-off of deferred financing costs related to those term loans. In 2000, we repurchased $18.2 million of our notes due to MeriStar Hospitality at a discount (their convertible notes), resulting in an extraordinary gain of $3.4 million, net of tax.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

      Our principal sources of liquidity are cash generated from operations, funds from borrowings, funds from the sales of non-core assets and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, and investments in hotels (primarily capital projects currently), and may include in the future the repurchase of our debt in the open market.

      Factors that may influence our liquidity include:

•	Factors that affect our results of operations, including general economic conditions, demand for business and leisure travel, public concerns about travel safety related primarily to terrorism and the war with Iraq and related concerns, and other operating risks described under the caption, “Risk Factors — Operating Risks” in Item 1 of this Annual Report on Form 10-K;

•	Factors that affect our access to bank financing and the capital markets, including operational risks, high leverage, interest rate fluctuations, and other risks described under the caption “Risk Factors — Financing Risks” in Item 1 of this Annual Report on Form 10-K; and

•	Other factors described under the caption, “Cautionary Statement Regarding Forward-Looking Statements” in this Annual Report on Form 10-K.

      We believe we have sufficient free cash flow currently, and we expect to have adequate cash flow during the next twelve months in order to fund our operations, capital commitments and debt service obligations. Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions, and since September 11, 2001 have been heavily impacted by geopolitical concerns. If general economic conditions are significantly worse than we expect for an extended period, this will likely have a negative effect on our projections of available cash flow and liquidity. We have, however, taken steps to strengthen our balance sheet and to maintain financial flexibility and liquidity. We sold five non-core assets in 2002 for approximately $60 million. We ended the year 2002 with a cash balance of approximately $54 million, of which $34 million was unrestricted. In January 2003, we sold another non-core hotel asset for approximately $13 million and received $42 million in cash for settlement of our note receivable with Interstate Hotels. As of March 10, 2003, we held approximately $50 million in unrestricted cash. We intend to carry balances of similar amounts, or slightly higher, on our balance sheet for the foreseeable future, as we believe this cash reserve should be adequate to protect us from a potential downturn in our business.

      We are also currently actively marketing, or expect to bring to market in the near future, a total of 16 non-core assets, for expected proceeds of approximately $100 million to $110 million. Our ability to realize these estimated proceeds is, however, dependent upon finding qualified buyers willing to pay a purchase price that we consider reasonable. Subject to the limits and restrictions imposed on us by our borrowing arrangements, we are currently able to utilize any proceeds from the sale of assets to fund our ongoing operations, invest in capital expenditures and repay our debt as it comes due. See “Long-Term Debt” section below for a discussion of such restrictions.

      To reduce the overall amount and cost of our debt, we will consider opportunities to repurchase some of our current outstanding debt. Any such transactions, however, are subject to the limits and restrictions imposed by our borrowing arrangements. See “Long-Term Debt” section below for a discussion of such restrictions.

Sources and Uses of Cash

      Our operating results and the amount of cash generated by our hotel operations have been negatively impacted by the events of September 11, 2001, the continuing sluggish economy, and the threat of further terrorist attacks. We generated $56.7 million of cash from operations during 2002 compared to $150.1 million in 2001 and $224 million in 2000.

      Included in our operating results is the 16% preferred return on our preferred investment in MeriStar Investment Partners (or “MIP”). As of December 31, 2002, approximately $10.8 million of cumulative preferred returns remained unpaid due to restrictions placed on MIP by its existing bank covenants, which require excess cash flow to be applied to principal amortization rather than being distributed to equity holders. We evaluate the collectibility of our preferred return based on the underlying value of the hotel properties and our preference to distributions. On March 27, 2003, MIP completed a refinancing of its long-term debt, which allows the release of excess cash flow to pay our preferred return currently. We expect to begin receiving distributions representing payments of our current return during the second quarter of 2003. In the future, we expect that our cumulative unpaid preferred returns will be paid from excess cash flow above our current return and from potential disposition proceeds in excess of debt allocated to individual assets. Given the current economic environment, we do not expect the partnership’s operations to provide adequate cash flow in the near term for significant repayments of our cumulative unpaid preferred returns.

      Our investing activities provided a net $6.7 million of cash during 2002, resulting primarily from:

•	$60.7 million of proceeds from the sale of five hotels; partially offset by

•	$47.3 million of hotel capital expenditures (including $4 million of capitalized interest), and

•	$7.5 million of advances to Interstate Hotels.

      We used $53.2 million of cash in financing activities during 2002, primarily for the net repayment of $46 million of our long-term debt obligations and $4.8 million in additional deferred financing costs related to our new debt facilities.

      MeriStar Hospitality must distribute to stockholders at least 90% of its REIT taxable income, excluding net capital gains, to preserve the favorable tax treatment accorded to REITs under the Internal Revenue Code. MeriStar Hospitality, as our general partner, must use its best efforts to ensure our partnership distributions meet this requirement. The payment of dividends is restricted under our senior unsecured notes if our fixed charge coverage ratio falls below 2 to 1, except that the indenture permits MeriStar Hospitality to pay dividends necessary to maintain its status as a REIT. Under certain circumstances, MeriStar Hospitality may be required to make distributions in excess of available cash in order to meet the Internal Revenue Code requirements. In that event, we would seek to borrow additional funds or sell additional non-core assets, or both, to the extent necessary to obtain cash sufficient to make the dividends required to retain its qualification as a REIT. Any future distributions will be at the discretion of MeriStar Hospitality’s board of directors and will be based on factors including, but not limited to, our operating results, restrictions imposed by our borrowing agreements, capital expenditure requirements, the economic outlook, and the Internal Revenue Service dividend payout requirements for REITs. The timing and amount of any future distributions is dependent upon these factors, and we cannot provide assurance of the amounts of any such distributions that we may make in the future. At current operating levels, MeriStar Hospitality does not expect to be able to pay a dividend in 2003.

Long-Term Debt

      Notes payable to MeriStar Hospitality. As of December 31, 2002, we had outstanding $154.3 million aggregate principal amount of 4.75% convertible subordinated notes due in 2004. In respect of these notes, MeriStar Hospitality holds a subordinated note issued by us, with the same principal amount, interest rate and maturity. MeriStar Hospitality is currently actively exploring a variety of sources to repay the convertible subordinated notes. Under the indentures related to our $950 million of senior unsecured notes and our $205 million of senior subordinated unsecured notes, prepayment of our convertible subordinated notes prior to maturity is prohibited as long as our fixed charge coverage ratio, as defined, is less than 2 to 1. At the end of 2002, such ratio was 1.6 to 1 and, therefore, under these circumstances, MeriStar Hospitality can only repay these securities at maturity (our indentures permit such repayment at maturity). We do not currently expect this ratio to improve to a level which would permit repayment of the convertible notes prior to their maturity. Among the sources of repayment of these securities which are currently under active consideration, all of which are permitted under our indentures, are:

•	Our available cash flow;

•	The proceeds of borrowings on a non-recourse basis, with such borrowings secured by certain of our hotel properties;

•	Borrowings under our $50 million general debt “basket” under our indentures;

•	CMBS or other secured borrowings through a special purpose, “unrestricted” subsidiary; our indentures permit us to fund such a subsidiary with assets equal to up to 5% or our Consolidated Net Tangible Assets (approximately $135 million at December 31, 2002);

•	The proceeds of a pari passu refinancing of our convertible subordinated notes; or

•	A combination of the above.

      Our ability to issue secured debt is enhanced by the fact that our hotel portfolio contains 83 unencumbered properties out of our total current portfolio of 106 hotels, and only 13 of these assets are subject to ground leases. Our ability to incur secured debt is generally limited by tests in our senior note indentures requiring us to maintain certain levels of unencumbered assets. However, we do not believe that these requirements will prevent us from accessing any of the above sources of secured financing at the convertible notes’ maturity in October 2004.

      MeriStar Hospitality completed in 1997 the offering of $150 million aggregate principal amount of 8.75% senior subordinated notes due 2007. The related indenture contains various restrictive covenants, which are similar to those governing MeriStar Hospitality’s senior unsecured notes. In conjunction with this transaction, we borrowed $150 million from MeriStar Hospitality under terms matching those of the subordinated notes. In 1999, MeriStar Hospitality issued $55 million aggregate principal amount of 8.75% senior subordinated notes due 2007 under an indenture substantially similar to that governing the 1997 MeriStar Hospitality notes.

In conjunction with this transaction, we borrowed $55 million from MeriStar Hospitality under terms matching those of the subordinated notes. These notes are unsecured obligations and provide for semi-annual payments of interest each February 15 and August 15.

      New credit facility. On October 29, 2002, we entered into a new three-year $100 million senior revolving credit facility, secured by our equity interests in most of our subsidiaries. The initial interest rate is LIBOR plus 388 basis points. As of December 31, 2002, there were no outstanding borrowings on this facility.

      This facility contains customary compliance measures we must meet in order to borrow on the facility, which became more stringent on a quarterly basis beginning in the first quarter of 2003. The sale of two hotels during the fourth quarter of 2002 and one in January 2003, as well as the settlement of our note receivable with Interstate Hotels, impacted our leverage covenant due to the loss of trailing 12-month EBITDA (as defined in the credit agreement) on a pro forma basis. While we cannot currently borrow under the facility, we have obtained a waiver of compliance with this leverage covenant from our lending group through May 20, 2003. We do not expect this compliance measurement to have a material impact on our operations as we do not anticipate the need to draw on this facility during 2003. We intend to either negotiate an amendment to this facility to maintain our future compliance until such time as we apply our unrestricted cash to reduce our leverage, or we may terminate the facility.

      Senior unsecured notes. In February 2002, we issued an additional $200 million ($196.2 million, net of discount and related fees) aggregate principal amount of 9.13% senior unsecured notes due 2011. We used the proceeds from the issuance of these notes to repay approximately $195 million of the outstanding balance under our previous credit facility.

      As of December 31, 2002, we had $950 million of aggregate principal of these notes outstanding. These notes contain various restrictive incurrence covenants, limiting our ability to transact certain business activities, including additional borrowings, if specific financial thresholds are not achieved. One of those thresholds is maintaining a 2 to 1 fixed charge coverage ratio (as defined in the indentures, fixed charges only include interest on debt obligations and preferred equity). As of December 31, 2002, our fixed charge coverage ratio was 1.6 to 1, and therefore we were not able to enter into certain transactions. These limitations include the repurchase of our stock, the issuance of any preferred stock, the payment of dividends (unless required to maintain our status as a REIT), the incurrence of any additional debt, or the repayment of outstanding debt before it comes due. There are certain exceptions, or “carve-out,” features with respect to the incurrence of additional debt and early repayment of debt features in the indentures.

      Secured facility. We completed this $330 million, 10-year non-recourse financing during 1999. The facility is secured by a portfolio of 19 hotels and contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and funding of capital expenditures. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income after payment of FF&E reserves and franchise fees (“NOI”) for the trailing twelve months declines below $57 million. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. Approximately $4.5 million of cash was held in escrow under this provision as of December 31, 2002. Additional amounts continue to be held in escrow. The security agreement permits us to substitute unleveraged properties into the portfolio in place of existing properties in order to increase the NOI to a level at which the portfolio will meet this requirement. We have begun discussions with the servicer regarding this substitution and expect to be able to do so, thus resulting in the release of any Excess Cash held in escrow. Implementation of this solution is subject to rating agency approval and qualification for Real Estate Mortgage Investment Conduit purposes. There can be no assurance that the hotels will reach the minimum cash flow in the future. The security agreement also permits us to withdraw the cash held in escrow for funding of capital expenditures on the 19 encumbered properties. Subsequent to year-end, through March 10, 2003, the servicer had held $4.3 million of additional funds in escrow.

Use of Asset Sales Proceeds

      As discussed elsewhere, one of our key short-term strategies is to sell selected non-core assets, many of which were acquired as part of a portfolio. These “non-core assets” generally posses one or more of the following characteristics:

•	limited future growth potential;

•	secondary market location;

•	secondary brand affiliation;

•	higher than average capital expenditure requirements; or

•	our portfolio is over-weighted in the market.

      We believe that these asset sale transactions will have the following benefits:

•	improve the overall quality of the hotel assets remaining in our portfolio;

•	enhance the ability of our portfolio to perform well in all cycles of the economy;

•	enhance future growth prospects when strength returns to the economy;

•	reduce future capital requirements on a relative basis; and

•	reduce our leverage and requirements on our liquidity resources.

      Our plan is to monitor our operations and developments in the economic and geopolitical environment. To the extent we complete additional asset dispositions, and we believe that our liquidity levels are appropriate, we will consider applying proceeds from those dispositions to repurchase debt and reinvest in our core assets.

Assets Currently Being Marketed

      We continue to focus on a deleveraging strategy, including the expansion of our program of selling non-core assets. Initially, we intend to retain the proceeds from any asset sales for additional liquidity. To the extent we complete additional asset dispositions, and we believe that our liquidity levels are appropriate, we will consider applying proceeds from asset sales to repurchase debt and reinvest in our core assets. We sold five hotels in 2002 and one hotel in January 2003. As of February 12, 2003, we were actively marketing eight additional assets as part of our non-core asset disposition plan. Subsequently, based on our decision to raise additional cash to reduce our overall leverage and provide additional capital for reinvestment in our core holdings, we changed our expectation about our holding period for certain other hotels. We plan to market another eight hotels, which will increase the number of marketed assets to sixteen. Based on our expected proceeds of approximately $100 million to $110 million, we will record an impairment charge in the first quarter of 2003 in an expected range of $50 million to $55 million. Our ability to realize these estimated proceeds is, however, dependent upon finding qualified buyers willing to pay a purchase price that we consider reasonable.

      In addition, we are frequently approached by potential buyers interested in other assets that we might consider selling and have recently engaged in discussions with some of those potential buyers of hotel assets, both on an individual and a portfolio basis. Any such portfolio may include both core and non-core assets, if the disposition arrangement would be beneficial to shareholder value. However, there can be no assurance that any such transactions will be concluded. Any additional sales of assets under these scenarios may result in additional impairment charges in future periods, if and when the assets are actively marketed. While we always consider any opportunities that may improve our financial condition or results of operations, we have not committed to the disposition of any of these other assets at this time. As such, we are not able at this time to estimate the timing or the amount of any impairment charges that might result. We are aided in our disposition program by the fact that we can terminate any management agreement of any hotel we sell, in some cases, subject to the payment of a fee, as well as the fact that 83 of our current 106 assets are unencumbered and only 13 of those assets are subject to ground leases.

Capital Resources

      We make ongoing capital expenditures in order to keep our hotels competitive in their markets and to comply with franchise obligation, as described further in “Operating Risks” (the potential adverse impact of our failure to meet the requirements contained in our franchise and licensing agreements) included in Item 1 — Risk Factors of this Annual Report on Form 10-K. We fund our capital expenditures primarily from cash generated from operations and existing cash on hand, but may also use proceeds from the sales of non-core assets to provide capital for renovation work. We invested approximately 5% of total hotel revenues for ongoing capital expenditures during 2002, or $47 million (including $4 million of capitalized interest), and we anticipate investing $40 million to $50 million on capital expenditure programs in 2003. These ongoing programs will include room and facilities refurbishments, renovations, and furniture and equipment replacements. We will be shifting a portion of our 2003 planned capital expenditures to the second half of the year due to the current sluggish economy and uncertainty in the current economic operating environment. If operating conditions warrant, we may defer elements of our capital expenditure program to 2004.

      We believe cash on hand and cash generated by operations will be sufficient to fund our existing working capital requirements, ongoing capital expenditures, and debt service requirements. Our future capital decisions will also be made in response to specific acquisition and/or investment opportunities, depending on conditions in the capital and/or other financial markets.

OTHER FINANCIAL INFORMATION

Critical Accounting Policies

      Our consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. Preparing financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to the impairment of long-lived assets and the recording of certain accrued liabilities. Some of our estimates are material to the financial statements. These estimates are therefore particularly sensitive as future events could cause the actual results to be significantly different from our estimates.

      Our critical accounting policies include the accounting for the impairment or disposal of long-lived assets and the classification of properties as held for sale. Our hotel properties generally fall into two categories, held for use and held for sale. Our held for use properties may include those that we are actively marketing. Until such time as our criteria for held for sale are met, as described below in further detail, we maintain classification as an operational asset. At the time we determine an asset to meet the criteria noted below, we reclassify the asset and its operations to discontinued operations. Both categories are subject to an impairment analysis whenever events or changes in circumstances indicate that the carrying value may be impaired.

          Accounting for the impairment or disposal of long-lived assets

      We adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. SFAS No. 144 requires the current and prior period operating results of any asset that has been classified as held for sale or had been disposed of on or after January 1, 2002 and where we have no continuing involvement, including any gain or loss recognized, to be recorded as discontinued operations.

      The provisions of SFAS No. 144 also require that whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may be impaired, we perform an analysis to determine the recoverability of the asset’s carrying value. We make estimates of the undiscounted cash flows from the expected future operations of the asset, or in the case of an asset actively being marketed but not yet held for sale, we look at a range of expected sales prices. If the analysis indicates that the carrying value is not recoverable from these estimates of cash flows, we write down the asset to estimated fair value and recognize an impairment loss. Any impairment losses we recognize on assets held for use are recorded as operating expenses. We record any impairment losses on assets held for sale as a component of discontinued operations. Based on current economic conditions and our continuing forecast and outlooks for future periods, we may be required in future periods to recognize additional impairment charges if circumstances indicate at that time that the carrying value of the assets may be impaired.

          Classification of properties as held for sale

      Real estate companies have differing standards with respect to which properties may be classified as “held for sale.” We classify the properties we are actively marketing as held for sale once all of the following conditions are met:

•	Our board has approved the sale,

•	We have a fully executed agreement with a qualified buyer which provides for no significant outstanding or continuing obligations with the property after sale, and

•	We have a significant non-refundable deposit.

      We carry properties held for sale at the lower of their carrying values or estimated fair values less costs to sell. We cease depreciation at the time the asset is classified as held for sale. If material to our total portfolio, we segregate the held for sale properties on our consolidated balance sheet. We also reclassify the operating results of properties held for sale as discontinued operations for all periods presented.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

      We have future long-term debt and ground lease obligations related to our consolidated entities and properties. As of December 31, 2002, we were not involved in any off-balance sheet arrangements with MIP.

      The following table summarizes our aggregate contractual obligations as of December 31, 2002 (in thousands):

		Less than	One to	Three to
	Total	One Year	Three Years	Five Years	Thereafter

Long-term debt, net of unamortized discount (a):
Senior unsecured notes	$943,941	$—	$—	$299,326	$644,615
Secured facility	314,626	5,108	13,094	23,132	273,292
Mortgage debt and other	38,030	2,567	12,518	7,571	15,374

Total long term debt	1,296,597	7,675	25,612	330,029	933,281

Notes payable to MeriStar Hospitality	357,505	—	154,300	203,205	—

Ground lease obligations	63,536	1,317	2,997	4,281	54,941

Aggregate contractual obligations	$1,717,638	$8,992	$182,909	$537,515	$988,222

(a)	For a description of the material terms of our long-term debt, see “Financial Condition, Liquidity and Capital Resources – Long-Term Debt” section above.

New Accounting Pronouncements

      The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” in January 2003. The interpretation addresses how to identify variable interest entities and when to consolidate those entities. Consolidation of variable interest entities is required by the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 for interests in variable interest entities that were acquired prior to February 1, 2003. We do not expect the adoption of this interpretation to have a material effect on our results of operations or financial condition.

      The FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, in November 2002. For 2002, the interpretation requires disclosures, which we have included in Footnote 12, “Commitments and Contingencies.” Beginning in 2003, the interpretation requires recognition of liabilities at their fair value for newly issued guarantees. We do not expect the adoption of the recognition provisions of this interpretation to have a material effect on our results of operations or financial condition.

      The FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4 (Reporting Gains and Losses from Extinguishment of Debt), No. 44 (Accounting for Intangible Assets of Motor Carriers) and No. 64 (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of SFAS No. 13 (Accounting for Leases), Technical Corrections,” in April 2002. The rescission of SFAS No. 4 and No. 64 requires that all gains and losses from extinguishments of debt be classified as extraordinary only if the gains and losses are from unusual or infrequent transactions. It also requires prior period gains or losses that are not from unusual or infrequent transactions to be reclassified as an operational expense. The amendment to SFAS No. 13 requires that if a capital lease is modified in such a way that the change in terms creates a new agreement classified as an operating lease, then the original capital lease asset and obligation be removed and a gain or loss be recognized for the difference. The new lease will be accounted for as any other operating lease. SFAS No. 44 does not apply to us. We will adopt the provisions of this statement beginning on January 1, 2003. Our prior period extraordinary items will be reclassified as operational expenses during 2003, and in the future we expect any gains and losses from the extinguishment of our debt to be classified as operational. We do not expect the adoption of the other provisions to have a material effect on our results of operations or financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our policy is to manage interest rates through the use of a combination of fixed and variable rate debt. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve our objectives, we borrow at a combination of fixed and variable rates, and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We only enter into derivative or interest rate transactions for cash flow hedging purposes. We do not engage in speculative transactions.

      As of December 31, 2002, all of our outstanding debt carried fixed rates of interest, as follows:

		Average
Expected Maturity	Fixed Rate	Interest Rate

2003	$8,263	8.22%
2004	170,669	5.13
2005	8,666	8.13
2006	9,407	8.13
2007	213,417	8.68
Thereafter	1,243,680	9.06

Total	$1,654,102	8.59%

Fair Value at 12/31/02	$1,463,699

      Our $100 million senior revolving credit facility is our only variable rate debt. As of December 31, 2002, we had no outstanding borrowings under this facility, and we do not anticipate the need to draw on it during 2003.

      Upon the issuance in February 2002 of $200 million aggregate principal amount of 9.13% senior unsecured notes due 2011, we reduced the borrowings under our previous senior secured credit facility by $195 million. As a result of this financing, we re-designated two swap agreements as non-hedging derivatives. These swap agreements had notional principal amounts of approximately $200 million and were originally designated to hedge variable rate borrowings under our senior secured credit facility that were repaid. We recognized a $4.7 million loss when this amount was transferred out of accumulated other comprehensive income because the debt being hedged was repaid. The swap agreements expire between April and July 2003. These swap agreements are currently being marked to market through operations. For the years ended December 31, 2002 and 2001, we have made cash payments on these swaps of approximately $12.1 million and $6.3 million, respectively. These cash payments are expensed in our statement of operations.

      As of December 31, 2002, the 30-day LIBOR was 1.38%. If LIBOR remains at that rate through July 2003, we would make additional cash payments of approximately $3.4 million. If LIBOR increases or decreases 50 basis points during this same period, our payments would decrease or increase by approximately $0.4 million.

      Our Canadian operations were not material to our consolidated financial position as of December 31, 2002 and 2001, or our consolidated results of operations and cash flows for each of the years in the three-year period ended December 31, 2002. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on our future cash flows we would receive from our foreign subsidiaries. Foreign currency transaction gains and losses were not material to our results of operations for the same periods. To date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following Consolidated Financial Statements, Supplementary Data and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K:

      All other schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Partners

MeriStar Hospitality Operating Partnership, L.P.:

      We have audited the accompanying consolidated balance sheets of MeriStar Hospitality Operating Partnership, L.P. and subsidiaries (the Partnership) as of December 31, 2002 and 2001 and the related consolidated statements of operations, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule of real estate and accumulated depreciation. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MeriStar Hospitality Operating Partnership, L.P. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in note 2, the Partnership adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in 2002.

/s/ KPMG LLP

KPMG LLP

Washington, D.C.

February 12, 2003, except as to notes 4 and 15,
  which are as of March 27, 2003

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(Dollars in thousands)

	2002	2001

ASSETS
Investments in hotel properties	$3,057,658	$3,183,677
Accumulated depreciation	(497,721)	(397,380)

	2,559,937	2,786,297
Restricted cash	20,365	21,304
Investments in and advances to affiliates	41,714	41,714
Due from Interstate Hotels & Resorts	—	8,877
Note receivable from Interstate Hotels & Resorts	42,052	36,000
Prepaid expenses and other assets	39,197	39,775
Accounts receivable, net of allowance for doubtful accounts of $848 and $973	56,828	47,178
Cash and cash equivalents	33,889	23,441

	$2,793,982	$3,004,586

LIABILITIES AND PARTNERS’ CAPITAL
Long-term debt	$1,296,597	$1,343,017
Notes payable to MeriStar Hospitality Corporation	357,505	357,117
Accounts payable and accrued expenses	104,677	124,758
Accrued interest	52,907	45,009
Due to Interstate Hotels & Resorts	10,500	—
Other liabilities	15,967	19,844

Total liabilities	1,838,153	1,889,745

Minority interests	2,624	2,639
Redeemable OP units at redemption value, 4,194,925 and 4,508,855 outstanding	38,205	67,012
Partners’ capital — Common OP Units, 45,230,719 and 44,524,147 issued and outstanding	915,000	1,045,190

	$2,793,982	$3,004,586

                                   See accompanying notes to the consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands, except per unit amounts)

	2002	2001	2000

Revenue:
Hotel operations:
Rooms	$634,920	$689,215	$—
Food and beverage	257,034	265,815	—
Other hotel operations	73,817	80,385	—
Office rental, parking and other revenue	17,682	16,829	8,516
Participating lease revenue	—	5,094	377,424

Total revenue	983,453	1,057,338	385,940

Hotel operating expenses:
Rooms	156,773	167,265	—
Food and beverage	184,913	191,838	—
Other hotel operating expenses	43,003	43,032	—
Office rental, parking and other expenses	3,004	3,057	2,523
Other operating expenses:
Administrative and general	170,456	166,726	9,431
Property operating costs	149,971	156,350	—
Depreciation and amortization	118,765	111,944	106,295
Property taxes, insurance and other	67,732	73,418	46,015
Loss on asset impairments	63,364	32,335	—
Write-down of note receivable with Interstate Hotels & Resorts	14,517	—	—
Loss on fair value of non-hedging derivatives	4,735	6,666	—
Change in fair value of non-hedging derivatives, net of swap payments	4,446	—	—
Write-off of deferred financing costs	3,144	—	—
Swap termination costs	—	9,297	—
Write-down of investment in STS Hotel Net	—	2,112	—
FelCor merger costs	—	5,817	—
Costs to terminate leases with Prime Hospitality Corporation	—	1,315	—

Total operating expenses	984,823	971,172	164,264

Operating (loss) income	(1,370)	86,166	221,676
Interest expense, net	136,429	122,472	117,613

(Loss) income before minority interests, (loss) gain on sale of assets, income taxes, discontinued operations, and extraordinary (loss) gain	(137,799)	(36,306)	104,063
Minority interests	15	48	3
(Loss) gain on sale of assets	—	(2,176)	3,495
Income tax benefit (expense)	1,310	975	(1,522)

(Loss) income from continuing operations	(136,474)	(37,459)	106,039
Discontinued operations:
(Loss) income from discontinued operations before tax (expense) benefit	(34,956)	(4,413)	8,753
Income tax benefit (expense)	611	107	(156)

(Loss) income from discontinued operations	(34,345)	(4,306)	8,597

(Loss) income before extraordinary (loss) gain	(170,819)	(41,765)	114,636

Extraordinary (loss) gain on early extinguishment of debt, net of tax effect of $(50) in 2001 and $50 in 2000	—	(2,720)	3,400

Net (loss) income	$(170,819)	$(44,485)	$118,036

Preferred distributions	$(565)	$(565)	$(565)

Net (loss) income applicable to common unitholders	$(171,384)	$(45,050)	$117,471

Net (loss) income applicable to general partner unitholders	$(157,718)	$(41,487)	$107,378

Net (loss) income applicable to limited partner unitholders	$(13,666)	$(3,563)	$10,093

	2002	2001	2000

Earnings per unit:
Basic:
(Loss) income from continuing operations	$(2.80)	$(0.80)	$2.08
(Loss) income from discontinued operations	(0.71)	(0.09)	0.17
Extraordinary (loss) gain	—	(0.06)	0.07

Net (loss) income	$(3.51)	$(0.95)	$2.32

Diluted:
(Loss) income from continuing operations	$(2.80)	$(0.80)	$2.03
(Loss) income from discontinued operations	(0.71)	(0.09)	0.15
Extraordinary (loss) gain	—	(0.06)	0.06

Net (loss) income	$(3.51)	$(0.95)	$2.24

            See accompanying notes to the consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands)

	Units

	Issued	Repurchased

Balance at January 1, 2000	47,663,868	(407,400)	$1,203,518
Comprehensive income:
Net income	—	—	118,036
Foreign currency translation adjustment	—	—	(834)

Comprehensive income			117,202

Contributions	132,675	—	1,832
Contribution from general partner related to amortization of unearned stock-based compensation	—	—	3,070
Repurchase of units	—	(3,675,804)	(73,638)
Redemption of OP Units	77,386	—	24
Allocations to redeemable OP Units	589,081	—	(7,506)
Distributions	—	—	(101,730)

Balance at December 31, 2000	48,463,010	(4,083,204)	1,142,772
Comprehensive loss:
Net loss	—	—	(44,485)
Foreign currency translation adjustment	—	—	(1,176)
Derivative instruments transition adjustment	—	—	(2,842)
Change in valuation of hedging derivative instruments	—	—	(2,404)

Comprehensive loss			(50,907)

Contributions	47,559	—	847
Contribution from general partner related to amortization of unearned stock-based compensation	—	—	2,263
Repurchase of units	—	(153,218)	(4,514)
Redemption of OP Units	250,000	—	5,428
Allocations from redeemable OP Units	—	—	24,201
Distributions	—	—	(74,900)

Balance at December 31, 2001	48,760,569	(4,236,422)	1,045,190
Comprehensive loss:
Net loss	—	—	(170,819)
Foreign currency translation adjustment	—	—	205
Reclassification of loss on derivatives due to repayment of hedged debt	—	—	4,735
Change in valuation of hedging derivative instruments	—	—	511

Comprehensive loss			(165,368)

Contributions	480,548	—	3,156
Contribution from general partner related to amortization of unearned stock-based compensation	—	—	1,649
Repurchase of units	—	(87,906)	(1,318)
Redemption of OP Units	313,930	—	6,502
Allocations from redeemable OP Units	—	—	26,533
Distributions	—	—	(1,344)

Balance at December 31, 2002	49,555,047	(4,324,328)	$915,000

            See accompanying notes to the consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands)

	2002	2001	2000

Operating activities:
Net (loss) income	$(170,819)	$(44,485)	$118,036
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	122,221	116,495	110,688
Loss (gain) on sale of assets, before tax effect	21,197	2,176	(3,495)
Extraordinary loss (gain) on early extinguishment of debt, before tax effect	—	2,770	(3,450)
Loss on asset impairments	78,732	43,582	—
Write-down of note receivable with Interstate Hotels & Resorts	14,517	—	—
Write-off of deferred financing costs	3,144	—	—
Loss on fair value of non-hedging derivatives	4,735	6,666	—
Write-down of investment in STS Hotel Net	—	2,112	—
Minority interests	(15)	(48)	(3)
Amortization of unearned stock-based compensation	4,543	2,263	3,070
Unrealized loss on interest rate swaps recognized in net loss	(7,612)	—	—
Deferred income taxes	(2,038)	(1,454)	636
Changes in operating assets and liabilities:
Accounts receivable	(9,650)	2,855	(1,505)
Prepaid expenses and other assets	(3,401)	(2,039)	6,370
Due from/to Interstate Hotels & Resorts	6,757	13,344	(10,745)
Accounts payable, accrued expenses, accrued interest and other liabilities	(5,571)	5,898	4,486

Net cash provided by operating activities	56,740	150,135	224,088

Investing activities:
Investments in hotel properties	(47,347)	(44,476)	(90,703)
Proceeds from sales of assets	60,650	9,715	24,148
Investments in and advances to affiliates, net	—	—	(2,111)
Hotel operating cash received in lease conversions	—	3,257	—
Net (advances to) payments from Interstate Hotels & Resorts	(7,500)	(36,000)	57,110
Decrease (increase) in restricted cash	939	(1,386)	(2,730)

Net cash provided by (used in) investing activities	6,742	(68,890)	(14,286)

Financing activities:
Deferred financing costs	(4,806)	(18,927)	(1,615)
Proceeds from issuance of long-term debt	305,258	933,250	179,388
Principal payments on long-term debt	(352,466)	(871,467)	(200,028)
Repayments to MeriStar Hospitality Corporation	—	—	(14,362)
Contributions from partners	3,153	847	1,356
Repurchase of units	(1,318)	(4,514)	(73,638)
Distributions paid to partners	(3,060)	(97,539)	(103,274)

Net cash used in financing activities	(53,239)	(58,350)	(212,173)

Effect of exchange rate changes on cash and cash equivalents	205	304	64
Net increase (decrease) in cash and cash equivalents	10,448	23,199	(2,307)
Cash and cash equivalents, beginning of year	23,441	242	2,549

Cash and cash equivalents, end of year	$33,889	$23,441	$242

                      See accompanying notes to the consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(Amounts in thousands, except per unit and unit amounts)

1.	Organization

      MeriStar Hospitality Operating Partnership, L.P. is the subsidiary operating partnership of MeriStar Hospitality Corporation (“MeriStar Hospitality,” which is a real estate investment trust, or REIT). We own a portfolio of upscale, full-service hotels and resorts in the United States and Canada. Our portfolio is diversified geographically and by franchise and brand affiliations. As of December 31, 2002, we owned 107 hotels, with 27,581 rooms, all of which were leased by our taxable subsidiaries and managed by Interstate Hotels & Resorts, Inc. (“Interstate Hotels”). Interstate Hotels was created on July 31, 2002 through the merger of MeriStar Hotels & Resorts, Inc. and Interstate Hotels Corporation.

      We were created on August 3, 1998, when American General Hospitality Corporation, a corporation operating as a real estate investment trust, merged with CapStar Hotel Company. In connection with this merger, we created MeriStar Hotels & Resorts, Inc. (now part of Interstate Hotels) to be the lessee and manager of nearly all of our hotels. As of December 31, 2002, our general partner, MeriStar Hospitality, in the form of our Common units, directly owned a one percent general partnership interest in us and also indirectly owned an approximately 90% interest in us. Several third parties owned the remaining approximately 9% of our equity interests, in the form of various classes of our partnership units. Because some of these units held by third parties have redemption rights, these units have been excluded from partners’ capital and have been classified as “Redeemable OP Units” on the accompanying balance sheet and recorded at their redemption value.

      On January 1, 2001, changes to the federal tax laws governing REITs became effective. Those changes are commonly know as the REIT Modernization Act, or RMA. As permitted by the RMA, we formed a number of wholly-owned taxable subsidiaries to lease our real property. The RMA prohibits our taxable subsidiaries from engaging in the following activities:

•	Managing the properties they lease (our taxable subsidiaries must enter into an “arm’s-length” management agreement with an independent third-party manager actively involved in the trade or business of hotel management and manages properties on behalf of other owners);

•	Leasing a property that contains gambling operations; and

•	Owning a brand or franchise.

      Our taxable subsidiaries are parties to management agreements with a subsidiary of Interstate Hotels to manage all of our hotels. Under these management agreements, the taxable subsidiaries pay a management fee to Interstate Hotels for each property. The taxable subsidiaries in turn make rental payments to us under the participating leases. Under the management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to 1.5% of total hotel revenue. All of the agreements, except for three agreements with terms that renew annually, have an initial term of 10 years with three renewal periods of five years each at the option of Interstate Hotels, subject to some exceptions.

2.	Summary of Significant Accounting Policies

      Principles of Consolidation. Our consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

      We use the equity method to account for investments in unconsolidated joint ventures and affiliated companies in which we hold a voting interest of 50% or less and exercise significant influence. We use the cost method to account for our investments in entities in which we do not have the ability to exercise significant influence.

      Use of Estimates. Preparing financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates.

      Investments in Hotel Properties. We record investments in hotel properties at cost (the allocated purchase price for hotel acquisitions) or at fair value at the time of contribution (for contributed property). We depreciate buildings using the straight-line method over a life of 40 years. We depreciate furniture, fixtures and equipment using the straight-line method over lives ranging from five to seven years. For the years ended December 31, 2002, 2001 and 2000, we capitalized interest of $3,993, $6,098, and $8,613, respectively.

      Held for Sale Properties. We classify the properties we are actively marketing as held for sale once all of the following conditions are met:

•	Our board has approved the sale,

•	We have a fully executed agreement with a qualified buyer which provides for no significant outstanding or continuing obligations with the property after sale, and

•	We have a significant non-refundable deposit.

      We carry properties held for sale at the lower of their carrying values or estimated fair values less costs to sell. We cease depreciation at the time the asset is classified as held for sale. If material to our total portfolio, we segregate the held for sale properties on our consolidated balance sheet.

      Impairment or Disposal of Long-Lived Assets. We adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. SFAS No. 144 requires the current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002 and where we have no continuing involvement, including any gain or loss recognized, to be recorded as discontinued operations.

      The provisions of SFAS No. 144 also require that whenever events or changes in circumstances indicate that the carrying value of a long-lived asset (including property and equipment and all intangibles) may be impaired that an analysis be performed to determine the recoverability of the asset’s carrying value. We make estimates of the undiscounted cash flows from the expected future operations of the asset, or in the case of an asset actively being marketed but not yet held for sale, we look to a range of expected sales prices. If the analysis indicates that the carrying value is not recoverable from these estimates of cash flows, we write down the asset to estimated fair value and recognize an impairment loss. Any impairment losses we recognize on assets held for use are recorded as operating expenses. We record any impairment losses on assets held for sale as a component of discontinued operations.

      Intangible Assets. Intangible assets consist primarily of deferred financing fees. We amortize these deferred fees on a straight-line basis (which approximates the interest method) over the lives of the related borrowings.

      Cash Equivalents and Restricted Cash. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash represents amounts held in escrow in accordance with the requirements of certain of our credit facilities.

      Income Taxes. We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes reflect the tax consequences on future years of differences between the tax and financial reporting bases of assets and liabilities.

      In conjunction with the merger on August 3, 1998, we were formed to hold all of our hotel properties. We are a partnership, and as such are not subject to Federal income tax. We are subject to certain state and local income taxes.

      Revenue Recognition. Prior to January 1, 2001, we earned participating lease revenue from the lease of our hotel operating properties. Participating lease revenue represented lease payments from lessees pursuant to participating lease agreements. Effective January 1, 2001, in conjunction with the RMA, we began to earn room, food and beverage, and other revenue through the operations of our hospitality properties. We did earn participating lease revenues from eight hotels in 2001. We recognize hotel operational revenues as hotel services are delivered. Office, retail and parking rentals are generally recognized on a straight-line basis over the terms of the respective leases.

      Derivative Instruments and Hedging Activities. We adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and 138, on January 1, 2001. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income based on whether the derivative has been designated as a hedge.

      Our policy is to manage interest rates through the use of a combination of fixed and variable rate debt. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. We only enter into derivative or interest rate transactions for cash flow hedging purposes.

      Stock-Based Compensation. We apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for our stock option compensation programs. As we grant compensation awards at market value, no compensation cost has been recognized. For our other equity-based compensation plans, we record the fair value of the cost at the time of issuance and recognize compensation expense over the respective vesting period. We will adopt the recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended in December 2002 by SFAS No. 148, on January 1, 2003 for our stock option compensation programs. As permitted by SFAS No. 148, we will elect to apply the provisions prospectively, which will include recognizing compensation expense for only those stock options issued in 2003 and forward. We do not expect the adoption of the recognition provisions to have a material effect on our results of operations or financial condition. We have adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002.

      Pro forma information regarding net income and earnings per unit is required by SFAS No. 123, and has been determined as if we had accounted for our employee stock options under the fair value method. We estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000

Risk-free interest rate	2.1%	3.6%	6.71%
Dividend rate	—	$1.525	$2.02
Volatility factor	0.04	0.57	0.27
Weighted average expected life	3.77 years	3.10 years	3.06 years

      Had compensation cost for stock options been determined based on the fair value at the grant date for awards under our plans, our net (loss) income and per unit amounts would have been reduced to the pro forma amounts indicated as follows:

	Year Ended December 31,
	2002	2001	2000

Net (loss) income, as reported	$(170,819)	$(44,485)	$118,036
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	4,692	4,434	1,958
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,526)	(9,098)	(5,381)

Net (loss) income, pro forma	$(171,653)	$(49,149)	$114,613

Earnings per unit:
Basic, as reported	$(3.51)	$(0.95)	$2.32
Basic, pro forma	$(3.52)	$(1.04)	$2.25

Diluted, as reported	$(3.51)	$(0.95)	$2.24
Diluted, pro forma	$(3.52)	$(1.04)	$2.18

Weighted average fair value of options granted	$0.72	$6.59	$3.75

      The effects of applying SFAS No. 123 for disclosing pro forma compensation costs may not be representative of the actual effects on reported net income and earnings per unit in future years.

      Foreign Currency Translation. We maintain the results of operations for our four Canadian hotels in Canadian dollars and translate those results to U.S. dollars using the average exchange rates for each period. We translate assets and liabilities using the exchange rate in effect at the balance sheet date. We reflect any resulting translation adjustments in accumulated other comprehensive income (loss).

      New Accounting Pronouncements. The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” in January 2003. The interpretation addresses how to identify variable interest entities and when to consolidate those entities. Consolidation of variable interest entities is required by the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 for interests in variable interest entities that were acquired prior to February 1, 2003. We do not expect the adoption of this interpretation to have a material effect on our results of operations or financial condition.

      The FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, in November 2002. For 2002, the interpretation requires disclosures, which we have included in Footnote 12, “Commitments and Contingencies.” Beginning in 2003, the interpretation requires recognition of liabilities at their fair value for newly issued guarantees. We do not expect the adoption of the recognition provisions of this interpretation to have a material effect on our results of operations or financial condition.

      The FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4 (Reporting Gains and Losses from Extinguishment of Debt), No. 44 (Accounting for Intangible Assets of Motor Carriers) and No. 64 (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of SFAS No. 13 (Accounting for Leases), Technical Corrections,” in April 2002. The rescission of SFAS No. 4 and No. 64 requires that all gains and losses from extinguishments of debt be classified as extraordinary only if the gains and losses are from unusual or infrequent transactions. It also requires prior period gains or losses that are not from unusual or infrequent transactions to be reclassified as an operational expense. The amendment to SFAS

No. 13 requires that if a capital lease is modified in such a way that the change in terms creates a new agreement classified as an operating lease, then the original capital lease asset and obligation be removed and a gain or loss be recognized for the difference. The new lease will be accounted for as any other operating lease. SFAS No. 44 does not apply to us. We will adopt the provisions of this statement beginning on January 1, 2003. Our prior period extraordinary items will be reclassified as operational expenses during 2003, and in the future we expect any gains and losses from the extinguishment of our debt to be classified as operational. We do not expect the adoption of the other provisions to have a material effect on our results of operations or financial condition.

      Classification. We have reclassified certain prior year amounts to conform to the current year presentation.

3.	Investments in Hotel Properties

      Investments in hotel properties consisted of the following:

	December 31,
	2002	2001

Land	$288,611	$310,921
Buildings	2,371,861	2,473,651
Furniture, fixtures and equipment	361,197	354,392
Construction-in-progress	35,989	44,713

	$3,057,658	$3,183,677

      Due to changes in economic conditions and our deleveraging strategy, which includes the potential sales of non-core assets, we performed an analysis to determine the recoverability of each of our hotel properties during both the years ended December 31, 2002 and 2001. We recognized an impairment loss of $78,732 during the fourth quarter of 2002. A portion of this loss, $15,368, related to an asset classified as held for sale at December 31, 2002, and is therefore included in loss from discontinued operations in the accompanying consolidated statements of operations. We recognized an impairment loss of $43,582 during the fourth quarter of 2001. Certain of these assets were sold during 2002, and as required by SFAS No. 144, the associated impairment loss of $11,247 recognized in 2001, as well as the assets’ related operations for all periods presented, have been reclassified to loss from discontinued operations in the accompanying consolidated statements of operations.

4.	Investments in and Advances to Affiliates

      We have ownership interests in certain unconsolidated joint ventures and affiliated companies.

      In conjunction with the lease assignments from MeriStar Hotels (now Interstate Hotels) on January 1, 2001, we acquired an ownership interest in Ballston Parking Associates for $1,629. We account for this investment using the cost method.

      In 1999, we invested $40,000 in MeriStar Investment Partners, LP (“MIP”), a joint venture established to acquire upscale, full-service hotels. Our investment is in the form of a preferred partnership interest, in which we receive a 16% preferred return on our investment. We account for this investment using the cost method. As of December 31, 2002, cumulative preferred returns of $10,808 were due from MIP. We have included this receivable in accounts receivable on the accompanying consolidated balance sheet. Due to restrictions placed on MIP by its existing bank covenants, MIP was required to use excess cash flow for principal amortization rather than distributions to equity holders. We evaluate the collectibility of our preferred return based on the underlying value of the hotel properties and our preference to distributions. On March 27, 2003, MIP completed a refinancing of its long-term debt, which allows the release of excess cash flow to pay our preferred return currently. We expect to begin receiving distributions representing payments of our current return during the second quarter of 2003. In the future, we expect that our cumulative unpaid preferred returns will be paid from excess cash flow above our current return and from potential disposition proceeds in excess of debt allocated to individual assets. Given the current economic environment, we do not expect the partnership’s operations to provide adequate cash flow in the near term for significant repayments of our cumulative unpaid preferred returns.

5.	Long-Term Debt and Notes Payable to MeriStar Hospitality

      Long-term debt consisted of the following:

	December 31,
	2002	2001

Senior unsecured notes	$950,000	$750,000
Credit facility	—	224,000
Secured facility	314,626	319,788
Mortgage debt and other	38,030	52,335
Unamortized issue discount	(6,059)	(3,106)

Long-term debt	$1,296,597	$1,343,017

Notes payable to MeriStar Hospitality	$359,300	$359,300
Unamortized issue discount	(1,795)	(2,183)

Notes payable	$357,505	$357,117

Total long-term debt and notes payable to MeriStar Hospitality	$1,654,102	$1,700,134

      Aggregate future maturities as of December 31, 2002 were as follows:

2003	$8,263
2004	170,669
2005	8,666
2006	9,407
2007	213,417
Thereafter	1,243,680

$1,654,102

      Senior unsecured notes. In February 2002, we issued $200,000 ($196,250, net of discount) aggregate principal amount of 9.13% senior unsecured notes due 2011. We used the proceeds from the issuance of these notes to repay approximately $195,000 of the outstanding balance under our previous revolving credit facility.

      In December 2001, we issued $250,000 aggregate principal amount of 10.5% senior notes due June 2009. The net proceeds from the sale of $248,420 were used to repay amounts outstanding under our previous credit facility. The repayments of term loans under the credit facility resulted in an extraordinary loss of $1,527 ($1,489, net of tax) from the write-off of deferred financing costs related to the amounts repaid.

      In January 2001, we issued $300,000 aggregate principal amount of 9.0% senior notes due 2008 and $200,000 of 9.13% senior notes due 2011. The net proceeds from the sale of $492,000 were used to repay amounts outstanding under our previous credit facility, and to make payments to terminate certain swap agreements that hedged variable rate loans that were repaid. The repayments of term loans under the credit facility resulted in an extraordinary loss of $1,243 ($1,224, net of tax) from the write-off of deferred financing costs related to the amounts repaid.

      The total $950,000 notes are unsecured obligations of certain subsidiaries of ours and MeriStar Hospitality guarantees payment of principal and interest on the notes. These notes contain various restrictive incurrence covenants, limiting our ability to transact certain business activities, including additional borrow-

ings, if specific financial thresholds are not achieved. One of those thresholds is maintaining a 2 to 1 fixed charge coverage ratio (as defined in the indentures, fixed charges only include interest on debt obligations and preferred equity). As of December 31, 2002, our fixed charge coverage ratio was 1.6 to 1, and therefore we were not able to enter into certain transactions. These limitations include the repurchase of our stock, the issuance of any preferred stock, the payment of dividends (unless required to maintain MeriStar Hospitality’s status as a REIT), the incurrence of any additional debt, or the repayment of outstanding debt before it comes due. There are certain exceptions, or “carve-out,” features with respect to the incurrence of additional debt and early repayment of debt features in the indentures.

      Credit facility. In conjunction with the merger between CapStar Hotel Company and American General Hospitality Corporation in 1998, we entered into a $1,000,000 senior secured credit facility. The credit facility was structured as a $300,000, five-year term loan facility; a $200,000, five-and-a-half year term loan facility; and a $500,000, three-year revolving credit facility with two, one-year optional extensions. As described above, we used the proceeds from the sales of the senior unsecured notes issued in 2001 to repay amounts outstanding under the two term loans. The credit facility was secured by our common stock and our general partnership, limited partnership and limited liability ownership interests in our subsidiaries. The interest rate on the term loans and revolving facility ranged from 100 to 200 basis points over the 30-day London Interbank Offered Rate, or LIBOR, depending on certain financial performance covenants and long-term senior unsecured debt ratings.

      In December 2001, we amended the terms of this credit facility, permanently relaxing the financial covenants and extending the maturity date of the revolver from February 2002 to February 2003. We incurred $4,382 of financing costs related to the amended agreement.

      In February 2002, we amended the revolving credit facility, reducing the revolving commitments to $310,000. In March 2002, we reduced the borrowing capacity again from $310,000 to $150,000. We recognized a $1,529 loss due to the write-off of deferred financing costs related to this reduction in our borrowing capacity.

      New credit facility. On October 29, 2002, we entered into a new three-year $100,000 senior revolving credit facility, secured by our equity interest in most of our subsidiaries. The initial interest rate is LIBOR plus 388 basis points. We terminated our previous credit facility with this new revolving credit facility. We also wrote off $1,615 of deferred financing fees related to the termination. As of December 31, 2002, there were no outstanding borrowings on this facility.

      This facility contains customary compliance measures we must meet in order to borrow on the facility, which became more stringent on a quarterly basis beginning in the first quarter of 2003. The sale of two hotels during the fourth quarter of 2002 and one in January 2003, as well as the settlement of our note receivable with Interstate Hotels, impacted our leverage covenant due to the loss of trailing 12-month EBITDA (as defined in the credit agreement) on a pro forma basis. While we cannot currently borrow under the facility, we have obtained a waiver of compliance with this leverage covenant from our lending group through May 20, 2003. We do not expect this compliance measurement to have a material impact on our operations as we do not anticipate the need to draw on this facility during 2003. We intend to either negotiate an amendment to this facility to maintain our future compliance until such time as we apply our unrestricted cash to reduce our leverage, or we may terminate the facility.

      Secured facility. In 1999, we completed a $330,000 10-year non-recourse financing secured by a portfolio of 19 hotels. The loan bears a fixed interest rate of 8.01% and matures in 2009. We used the majority of the net proceeds to repay amounts outstanding under our prior credit facilities.

      Our secured facility contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and funding of capital expenditures. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income after payment of FF&E reserves and franchise fees (“NOI”) for the trailing twelve months declines below $57,000. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. Approximately $4,500 of cash was held in escrow under this provision as of December 31, 2002. Additional amounts continue to be held in escrow. The security agreement permits us to substitute unleveraged properties into the portfolio in place of existing properties in order to increase the NOI to a level at which the portfolio will meet this requirement. We have begun discussions with the servicer regarding this substitution and expect to be able to do so, thus resulting in the release of any Excess Cash held in escrow. Implementation of this solution is subject to rating agency approval and qualification for Real Estate Mortgage Investment Conduit purposes. There can be no assurance that the hotels will reach the minimum cash flow in the future.

      Mortgage debt. In connection with the merger between CapStar Hotel Company and American General Hospitality Corporation in 1998, we assumed mortgage debt secured by seven hotels. We repaid two of the mortgages totaling $11,943 during 2002 and one in 2001 for $3,978. The mortgage debt matures between 2003 and 2012, and the interest rates on the mortgages range from 8.5% to 10.5%.

      Notes payable to MeriStar Hospitality. MeriStar Hospitality completed the offering of $150,000 aggregate principal amount ($149,799, net of discount) of 8.75% senior subordinated notes due 2007 in 1997. The related indenture contains various restrictive covenants, which are similar to those governing MeriStar Hospitality’s senior unsecured notes. In conjunction with this transaction, we borrowed $150,000 ($149,799, net of discount) from MeriStar Hospitality under terms matching those of the subordinated notes. These notes are unsecured obligations and provide for semi-annual payments of interest each February 15 and August 15.

      In 1999, MeriStar Hospitality issued $55,000 aggregate principal amount ($51,906, net of discount) of 8.75% senior subordinated notes due 2007 under an indenture substantially similar to that governing the 1997 MeriStar Hospitality notes. In conjunction with this transaction, we borrowed $55,000 ($51,906, net of discount) from MeriStar Hospitality under terms matching those of the subordinated notes. The net proceeds of $51,219 were used to repay amounts outstanding under our previous credit facility and to invest in MIP (as discussed in footnote 4). These notes are unsecured obligations and provide for semi-annual payments of interest each February 15 and August 15.

      MeriStar Hospitality completed in 1997 the offering of $172,500 aggregate principal amount of 4.75% convertible subordinated notes due 2004, generating net proceeds of $167,581. In conjunction with this transaction, we borrowed $172,500 ($167,581 net of discount) from MeriStar Hospitality under terms matching those of the convertible notes. The proceeds were used to repay amounts outstanding under our prior credit facility and to finance certain hotel acquisitions. The convertible notes are unsecured obligations and provide for semi-annual payments of interest on April 15 and October 15. During 2000, we repurchased $18,200 of these convertible notes at a discount, resulting in an extraordinary gain of $3,450 ($3,400, net of tax effect).

      Hedge agreements and other derivatives. Upon adoption of SFAS No. 133, we recognized a transition adjustment of $2,842 representing the fair value of our derivative instruments at January 1, 2001. We recorded a liability and corresponding charge to accumulated comprehensive loss for this amount.

      Upon the sale of our $500,000 senior unsecured notes in January 2001, we reduced the term loans under our senior secured credit facility by $300,000. At that time, we terminated three swap agreements with a notional amount of $300,000. These swap agreements were originally designated as cash flow hedges of interest rates on the variable rate term loans that were repaid. We made net payments totaling $9,297 to terminate these swap agreements, and recognized the loss in earnings.

      Upon the sale of our $250,000 senior unsecured notes in December 2001, we reduced the term loans and our revolver under our senior secured credit facility by an aggregate amount of $248,400. At that time, we converted three swap agreements to non-hedging derivatives. These swap agreements had notional principal amounts of approximately $151,400 and were originally designated to hedge interest rates on borrowings under our senior secured credit facility that were repaid. We recognized a $6,666 loss when this amount was transferred out of accumulated other comprehensive income because the debt being hedged was repaid.

      Upon the issuance of $200,000 aggregate principal amount of 9.13% senior unsecured notes due 2011 in February 2002, we reduced the borrowings under our previous senior secured credit agreement by $195,000.

As a result of this financing, we redesignated two swap agreements as non-hedging derivatives. These swap agreements had notional principal amounts of approximately $200,000 and were originally designated to hedge variable rate borrowings under our senior secured credit facility that were repaid. We recognized a $4,735 loss when this amount was transferred out of accumulated other comprehensive income because the debt being hedged was repaid.

      As of December 31, 2002, we had two swap agreements with notional principal amounts totaling $200,000. Both of these swap agreements have been converted to non-hedging derivatives due to our repayment of the floating-rate borrowings they originally hedged. The swap agreements expire between April and July 2003. These swap agreements are currently being marked to market through our statement of operations.

      We have exposure going forward as the change in fair value of our non-hedging derivatives will have an impact on our operations. During the year ended December 31, 2002, we recognized $7,612 of income related to these interest rate swaps. For the years ended December 31, 2002 and 2001, we made cash payments on these swaps of approximately $12,058 and $6,285, respectively. The change in fair value during 2002 and the swap payments are netted together on our statement of operations. The fair value of these swap agreements was a liability of $3,977 at December 31, 2002, and is included in other liabilities in the accompanying consolidated balance sheets.

      In anticipation of the August 1999 completion of our secured facility, we entered into two separate hedge transactions during July 1999. Upon completion of the secured facility, we terminated the underlying treasury lock agreements, resulting in a net payment to us of $5,100. This amount was deferred and is being recognized as a reduction to interest expense over the life of the underlying debt. As a result, the effective interest rate on the secured facility is 7.76%.

      As of December 31, 2002, all of our debt was fixed. Our overall weighted average interest rate was 8.6%. The fair value of our fixed rate long-term debt was $1,463,699 at December 31, 2002. We determined fair value based on market prices as of December 31, 2002.

6.	Income Taxes

      We file as a partnership for federal income tax purposes. As a partnership, we are not subject to federal income tax but are responsible for certain state and local income taxes. When the RMA became effective on January 1, 2001, we formed taxable subsidiaries to lease certain of our properties. These subsidiaries are subject to taxation similar to subchapter C-corporations. The income of these taxable subsidiaries is subject to federal and state income taxes.

      Our income taxes were allocated as follows:

	2002	2001	2000

Tax (benefit) expense on (loss) income before discontinued operations and extraordinary (loss) gain	$(1,310)	$(976)	$1,522
Tax (benefit) expense on discontinued operations	(611)	(107)	156
Tax (benefit) expense on extraordinary (loss) gain	—	(50)	50

Total income tax (benefit) expense	$(1,921)	$(1,133)	$1,728

      Our effective income tax rate is as follows:

	2002	2001	2000

State and local taxes (weighted average rate)	1.0%	1.5%	1.1%
Difference in effective rate on foreign subsidiaries	0.1	1.0	0.3

	1.1%	2.5%	1.4%

      The components of income tax (benefit) expense were as follows as of December 31:

	2002	2001	2000

Current:
State	$350	$320	$640
Foreign	—	90	346

	350	410	986
Deferred:
Federal	337	(337)	—
State	(2,520)	(1,118)	654
Foreign	(88)	(88)	88

	(2,271)	(1,543)	742

	$(1,921)	$(1,133)	$1,728

      The tax effects of the principal temporary differences that give rise to our net deferred tax liability were as follows:

	December 31,

	2002	2001

Fair value of hotel assets acquired	$4,258	$5,440
Accelerated depreciation and basis difference	1,589	1,704
Asset impairments, extraordinary items and one-time charges	(1,024)	—
Accrued expenses	374	374
Net operating loss carryforwards	—	(449)
Other	(338)	61

Net deferred tax liability	$4,859	$7,130

      At the time of the merger between CapStar Hotel Company and American General Hospitality Corporation in 1998, we established a new basis for the acquired assets and assumed liabilities based on their fair values at the time of the merger. We established a net deferred income tax liability for the estimated future state and local income tax effect for differences between the accounting and tax bases of these assets and liabilities. As of December 31, 2002, this deferred tax liability was $4,258.

      For federal income tax purposes, the aggregate net operating loss (NOL) carryforward for our taxable subsidiaries was $25,600 as of December 31, 2002. Based on our projections of the taxable subsidiaries’ ability to utilize the NOL carryforward, we have recorded a valuation allowance to reduce the carrying value of the NOL carryforward deferred tax asset to zero at December 31, 2002.

7.	Partnership Units and Minority Interests

      OP Units. Third parties hold outstanding units of limited partnership interest in us. These units are redeemable at the option of the holder for a like number of these shares of common stock of MeriStar Hospitality, or cash, or a combination thereof, at the election of MeriStar Hospitality. Due to the redemption rights of these units held by third parties, the units have been excluded from partners’ capital and classified as redeemable OP Units on the accompanying balance sheet and measured at redemption value as of the end of the periods presented. At December 31, 2002 and 2001, there were 3,802,768 and 4,116,698 redeemable units outstanding, respectively. The value of these redeemable units was based on the closing market price of MeriStar Hospitality’s common stock at December 31, 2002 and 2001, which was $6.60 and $14.20, respectively. In addition, there were 392,157 Class D Preferred OP Units outstanding at December 31, 2002 and 2001, with a redemption value of $22.16 per unit.

      Our partnership agreement provides for five classes of partnership interests: Common OP Units, Class B OP Units, Class C OP Units, Class D OP Units and Profits-Only OP Units. Holders of Common OP Units and Class B OP Units receive distributions per OP unit equivalent to the dividend paid on each of MeriStar Hospitality’s common shares. Holders of Class C OP Units receive a non-cumulative, quarterly distribution equal to $0.5575 per Class C OP Unit so long as the Common OP Units and Class B OP Units receive a distribution for such quarter and the dividend rate on MeriStar Hospitality’s common stock has not exceeded $0.5575. Class C OP Units automatically convert into Common OP Units once that dividend rate is exceeded. Holders of Class D OP Units receive a 6.5% cumulative annual preferred return based on an assumed price per common share of $22.16; the return is compounded quarterly to the extent not paid on a current basis, and holders are entitled to a liquidation preference of $22.16 per Class D OP Unit. All of our net income and capital received (after payment of the annual preferred return and, if applicable, the liquidation preference) will be shared by the holders of the Common OP Units in proportion to the number of Common OP Units in us owned by each such holder. As of December 31, 2002 and 2001, outstanding OP units were 49,425,644 and 49,033,002, respectively.

      Each Common OP Unit, Class B OP Unit, and Class C OP Unit held by third-parties is redeemable by the holder for cash in an amount equal to the market value of a share of MeriStar Hospitality’s common stock or, at our option, for one share of MeriStar Hospitality’s common stock, determined in accordance with the terms of our partnership agreement. We have the option to redeem the Class D OP Units at any time after April 1, 2000, at a price of $22.16 per share for cash or, at our option, for shares of MeriStar Hospitality’s common stock having a value equal to the redemption price. The holders have the option to redeem the Class D OP Units at any time after April 1, 2004 for cash or, at the option of the holders, for shares of MeriStar Hospitality’s common stock having a value equal to $22.16 per share.

      OP Unit holders converted 414,000, 250,000, and 77,000 of OP Units into MeriStar Hospitality’s common stock during the years ended December 31, 2002, 2001, and 2000, respectively. There were no conversions for cash during these years.

      Distributions. On March 30, 2002, June 26, 2002, and September 25, 2002, we declared our first, second, and third quarter distributions, respectively, equivalent to an annual rate of $0.03 per Common OP Unit. We did not declare a distribution in the fourth quarter. The amount of the distribution for each quarter was $0.01 per unit. The distributions were paid on April 30, 2002, July 31, 2002, and October 31, 2002.

      On March 21, 2001, June 28, 2001, September 18, 2001, and December 17, 2001, we declared our first, second, third and fourth quarter distributions, respectively, equivalent to an annual rate of $1.525 per Common OP Unit. The amount of the distribution for each of the first three quarters was $0.505 per unit and $0.01 per unit for the fourth quarter. The distributions were paid on April 30, 2001, July 31, 2001, October 12, 2001, and January 31, 2002.

      On March 21, 2000, June 21, 2000, September 25, 2000, and December 20, 2000, we declared our first, second, third and fourth quarter distributions, respectively, equivalent to an annual rate of $2.02 per Common OP Unit. The amount of the distributions for each quarter was $0.505 per unit. The distributions were paid on April 28, 2000, July 31, 2000, October 31, 2000, and January 31, 2001.

8.	Earnings Per Unit

      The following table presents the computation of basic and diluted earnings per unit:

	Year Ended December 31,

	2002	2001	2000

Basic Earnings Per Unit Computation:
Net (loss) income from continuing operations	$(136,474)	$(37,459)	$106,039
Dividends paid on unvested MeriStar Hospitality restricted stock	(4)	(505)	(1,168)
Preferred distributions	(565)	(565)	(565)

(Loss) income available to common unitholders	(137,043)	(38,529)	104,306
Weighted average number of OP Units outstanding	48,883	48,364	50,122

Basic (loss) earnings per unit from continuing operations	$(2.80)	$(0.80)	$2.08

Diluted Earnings Per Unit Computation:
(Loss) income available to common unitholders	$(137,043)	$(38,529)	$104,306
Preferred distributions	—	—	565
Interest on convertible debt, net of tax	—	—	7,338
Dividends on unvested MeriStar Hospitality restricted stock	—	—	254
Adjusted net (loss) income	(137,043)	(38,529)	112,463

Weighted average number of OP Units outstanding	48,883	48,364	50,122
OP Unit equivalents:
MeriStar Hospitality stock options	—	—	208
Class D preferred OP Units	—	—	392
Convertible debt	—	—	4,612
MeriStar Hospitality restricted stock	—	—	126

Total weighted average number of diluted OP
Units outstanding	48,883	48,364	55,460

Diluted (loss) earnings per unit from continuing operations	$(2.80)	$(0.80)	$2.03

9.          Related-Party Transactions

Due to/from Interstate Hotels & Resorts

      In the normal course of managing our hotel properties, Interstate Hotels incurs day-to-day operating costs which are reimbursed by us. The balance due to Interstate Hotels of $10,500 at December 31, 2002 includes management fees due for each hotel, and reimbursements due for insurance, employee benefits, sales and marketing expenses, and other miscellaneous operating expenses. These amounts are normally paid within 30 days.

      Pursuant to an intercompany agreement, we and Interstate Hotels provide each other with, among other things, reciprocal rights to participate in certain transactions entered into by each party. In particular, Interstate Hotels has a right of first refusal to become the manager of any real property we acquire. We also may provide each other with certain services. These may include administrative, renovation supervision, corporate, accounting, finance, risk management, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services, for which Interstate Hotels is compensated in an amount that we would be charged by a third party for comparable services. As of December 31, 2001, Interstate Hotels owed us $8,877 for these services, as well as for working capital deficits at the RMA lease conversion date. During the years ended December 31, 2002, 2001 and 2000, we paid Interstate Hotels a net amount of $454, $151, and $1,165, respectively, for such services.

Note Receivable From Interstate Hotels & Resorts

      Under a revolving credit agreement with Interstate Hotels through July 31, 2002, we had the ability to lend Interstate Hotels up to $50,000 for general corporate purposes. The interest rate on this credit agreement was 650 basis points over the 30-day LIBOR. Repayment of the revolving credit agreement was subordinated to Interstate Hotels’ bank debt. As of December 31, 2001, Interstate Hotels owed us $36,000 under this agreement.

      Effective January 1, 2002, Interstate Hotels issued us a term note for $13,069, which refinanced outstanding accounts payable owed to us. The interest rate, maturity date and subordinated feature were the same as that of the revolving credit agreement.

      In connection with the merger that created Interstate Hotels on July 31, 2002, Interstate Hotels paid $3,000 to reduce its borrowings outstanding on the credit agreement. Simultaneously, the credit agreement and term note were amended and combined into a term loan agreement with a principal balance of $56,069 and a maturity date of July 31, 2007. The interest rate remained at 650 basis points over the 30-day LIBOR. This term loan was subordinated to Interstate Hotels’ new bank credit facility, and the term loan did not allow for any further borrowings by Interstate Hotels. In late December 2002, we agreed to settle the term loan with Interstate Hotels for $42,100, plus accrued interest. We incurred a $14,517 charge in 2002 related to this settlement. Cash payment was received in early January 2003.

      During 2002, 2001, and 2000, we earned interest of $4,780, $5,005, and $955, respectively, from these lending arrangements.

Other Related-Party Transactions

      Of the $300,000 aggregate principal amount of 9.0% senior unsecured notes due in 2008 we issued in January 2001, $30,000 principal amount was issued at a price of 99.688% to an affiliate of Oak Hill Capital Partners. The terms and conditions of the notes purchased were identical to those purchased by third parties.

      Of the $200,000 aggregate principal amount of 9.13% senior unsecured notes due in 2011 we issued in January 2001, $20,000 principal amount was issued at a price of 99.603% to an affiliate of Oak Hill Capital Partners. The terms and conditions of the notes purchased were identical to those purchased by third parties.

      Of the $250,000 aggregate principal amount of 10.5% senior unsecured notes due in 2009 we issued in December 2001, $23,000 principal amount was issued at a price of 99.368% to an affiliate of Oak Hill Capital Partners. The terms and conditions of the notes purchased are identical to those purchased by third parties.

10.          Stock-Based Compensation

Stock Options

      MeriStar Hospitality sponsors a restricted stock plan and a stock option plan in which employees of the Operating Partnership participate. Upon issuance of any restricted stock or stock option, MeriStar Hospitality is obligated to contribute the proceeds to us in exchange for an equal number of OP units.

      In connection with the merger between CapStar Hotel Company and American General Hospitality Corporation in 1998, MeriStar Hospitality adopted a new equity incentive plan. This plan authorizes MeriStar Hospitality to award up to 5,565,518 options on shares of its common stock to our officers or other key employees. These options are exercisable in three annual installments and expire ten years from the grant date.

      MeriStar Hospitality also adopted a new equity incentive plan for non-employee directors. The directors’ plan authorizes MeriStar Hospitality to award up to 500,000 options, which are also exercisable in three annual installments and expire ten years from the grant date.

      Stock option activity for 2002, 2001 and 2000 was as follows:

	Equity Incentive Plan		Directors’ Plan

		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price

Outstanding at January 1, 2000	4,805,928	$23.56	85,000	$22.36
Granted	140,000	16.13	30,000	19.00
Exercised	(47,153)	17.26	—	—
Canceled	(113,441)	28.62	—	—

Outstanding at December 31, 2000	4,785,334	22.68	115,000	21.34
Granted	88,500	13.33	47,500	23.00
Exercised	(41,839)	16.12	—	—
Canceled	(2,194,165)	26.87	—	—

Outstanding at December 31, 2001	2,637,830	19.47	162,500	21.83
Granted	690,000	11.05	42,500	15.41
Exercised	(201,296)	15.45	—	—
Canceled	(164,829)	20.10	—	—

Outstanding at December 31, 2002	2,961,705	$17.64	205,000	$20.49

Shares exercisable at December 31 were as follows:
2000	3,482,816	$23.99	26,667	$22.56

2001	2,020,759	$20.09	80,000	$21.69

2002	2,191,049	$19.81	119,167	$21.79

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price

$7.42 to $14.88	991,000	8.64	$11.64	404,503	$14.77
$15.60 to $19.00	622,523	5.89	16.32	407,527	15.88
$19.19 to $19.19	850,000	6.10	19.19	850,000	19.19
$19.75 to $32.42	700,182	5.50	26.19	645,186	26.57
$31.51 to $31.51	3,000	4.93	31.51	3,000	31.51

	3,166,705			2,310,216

Other Stock-Based Compensation

      As of December 31, 2002, MeriStar Hospitality has granted 621,500 shares of restricted stock to our employees or to those of an affiliate. This restricted stock vests ratably over three- or five-year periods. The issuance of restricted stock has resulted in $744 of unearned stock-based compensation recorded as a reduction to partners’ capital on our balance sheet as of December 31, 2002.

      On March 29, 2000, we granted 462,500 Profits-Only Units, or POPs, to some of our employees pursuant to our POPs Plan. These POPs were originally eligible for vesting based on our achievement of certain financial performance criteria. During 2001, we converted the 387,500 of outstanding POPs to fixed awards and extended the vesting period to 2004. On April 16, 2001, we granted 350,000 POPs to some of our employees pursuant to our POPs Plan. These POPs are fixed awards and vest ratably over three years. On April 1, 2002, we granted 25,000 POPs to some of our employees pursuant to our POPs Plan. These POPs are fixed awards and vest ratably over five years. On May 1, 2002, we granted 162,500 POPs to one of our employees pursuant to our POPs Plan. These POPs are fixed awards and vest ratably over three years. There were 737,500 POPs outstanding and 409,028 POPs vested as of December 31, 2002.

11.          Separation and Restructuring Charges

      In 2002, we incurred $3,244 of costs related to the formal separation of management functions from Interstate Hotels. In 2001, we incurred a restructuring charge of $1,080 in connection with operational changes at our corporate headquarters. The costs for both years are included in administrative and general expenses on our income statement.

      The 2001 restructuring charge included the elimination of seven corporate staff positions and office space no longer needed under the new structure. The restructuring charge consisted of $168 of severance costs and $912 of noncancelable lease costs. During 2002, we applied $184 of lease termination costs against the restructuring reserve, and $168 in severance and $520 of lease termination costs were applied during 2001. As of December 31, 2002, $208 of the restructuring accrual remains.

12.          Commitments and Contingencies

      Litigation. In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters that are pending or asserted will not have a material adverse effect on our financial position, results of operations or liquidity.

      Minimum Lease Payments. We lease the land at certain of our hotels under long-term arrangements from third parties. Certain leases contain contingent rent features based on gross revenues at the respective property. Future minimum lease payments required under these operating leases as of December 31, 2002 were as follows:

2003	$1,437
2004	1,437
2005	1,440
2006	1,427
2007	1,427
Thereafter	56,368

$63,536

      Our obligations under other operating lease commitments, primarily for equipment, are not significant.

      We lease certain office, retail and parking space to outside parties under non-cancelable operating leases with initial or remaining terms in excess of one year. Future minimum rental receipts under these leases as of December 31, 2002 were as follows:

2003	$4,697
2004	4,428
2005	2,896
2006	2,027
2007	1,456
Thereafter	1,929

$17,433

13.          Dispositions and Acquisitions

      We sold three hotels during the third quarter and two hotels during the fourth quarter of 2002. In January 2003, we sold one hotel classified as held for sale at December 31, 2002. We sold the five hotels in 2002 for $60,650, which resulted in a loss on sale of assets of $21,197 ($20,773, net of tax). We sold the one hotel in January 2003 for $12,650, and recognized an impairment loss of $15,368 on this asset during 2002. All operating results, including the loss on disposal and impairment loss, have been recorded as discontinued operations. We have reclassified prior periods to reflect operations of the six hotels as discontinued operations.

      Revenue and pre-tax (loss) income included in discontinued operations for these six hotels were:

	2002	2001	2000

Revenue	$24,092	$27,550	$14,745

Pre-tax (loss) income	$(34,956)	$(4,413)	$8,753

      During 2001, we sold two hotels and received proceeds of $9,715. The sales resulted in a loss of $2,176. The loss recognized on these sales, as well as the operating results of these hotels, were included in continuing operations, as the provisions of SFAS No. 144 requiring the presentation of such results as discontinued operations applies to only those assets disposed of on or after January 1, 2002.

      During 2001, we terminated the leases of eight of our hotels from affiliates of Prime Hospitality Corporation for a total cost of $1,315. Concurrently, we signed long-term management agreements with Interstate Hotels (formerly MeriStar Hotels) for four of these properties. The term on the remaining three management agreements with Interstate Hotels are one year with additional one-year renewal periods.

      On May 9, 2001, we and MeriStar Hospitality entered into an Agreement and Plan of Merger with FelCor Lodging Trust Incorporated and its operating partnership. On September 21, 2001, we mutually agreed with FelCor to terminate the merger agreement due to unfavorable market conditions. We incurred $5,817 of costs related to this potential merger. The costs are reflected in our statement of operations.

      During 2000, we sold three limited-service hotels and received proceeds of $24,148. This resulted in a gain on sale of assets of $3,495. The gain recognized on these sales, as well as the operating results of these hotels, were included in continuing operations, as the provisions of SFAS No. 144 requiring the presentation of such results as discontinued operations applies to only those assets disposed of on or after January 1, 2002. We also purchased a full-service hotel in 2000 for $19,400. Of the purchase amount, $11,400 was paid in cash and $8,000 will be paid from the hotel’s future cash flow through 2005. The acquisition was funded using existing cash and borrowings on our credit facility.

14.          Segment Information

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires public entities to report selected information about operating segments. Based on the guidance provided in the standard, we have determined that our business is conducted in one reportable segment, hotel ownership.

      The following summarizes certain geographic information required under the standard:

	2002	2001	2000

Revenue:
U.S.	$961,753	$1,034,071	$379,419
Canada	21,700	23,267	6,521

	$983,453	$1,057,338	$385,940

Investments in hotel properties, net:
U.S.	$2,509,117	$2,734,028
Canada	50,820	52,269

	$2,559,937	$2,786,297

15.          Subsequent Event

      We continue to focus on a deleveraging strategy, including the expansion of our program of selling non-core assets. As of February 12, 2003, we were actively marketing eight assets as part of our non-core asset disposition plan. Based on a recent decision to raise additional cash to reduce our overall leverage and provide additional capital for reinvestment in our core holdings, we changed our expectation about our holding period on eight additional hotels in our portfolio. Based on expected sales proceeds, we will record an impairment charge in the first quarter of 2003 of approximately $50,000 to $55,000.

16.          Quarterly Financial Information (Unaudited)

      Quarterly information has been restated to reflect assets sold or classified as held for sale in 2002 as discontinued operations for all periods presented.

	2002				2001

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Total revenue	$249,359	$273,226	$230,970	$229,898	$296,105	$299,482	$240,319	$221,432
Total operating expenses	226,165	236,554	188,704	333,400	251,919	243,794	228,157	247,302
Operating (loss) income	23,194	36,672	42,266	(103,502)	44,186	55,688	12,162	(25,870)
(Loss) income from continuing operations	(11,136)	2,546	(24,266)	(103,618)	12,453	24,903	(19,660)	(55,155)
Net (loss) income	(10,324)	3,503	(30,739)	(133,259)	13,271	27,131	(18,050)	(66,837)
Diluted (loss) earnings per unit	(0.22)	0.07	(0.63)	(2.74)	0.29	0.52	(0.38)	(1.39)

17.          Supplemental Cash Flow Information

	2002	2001	2000

Cash paid for interest and income taxes:
Interest, net of capitalized interest	$132,977	$105,732	$120,539
Income taxes	827	698	874
Non-cash investing and financing activities:
Redemption of Units	6,502	5,428	24
Issuances of POPs	2,894	1,243	—
POPs converted to common stock	2,915	—	—
Dividends reinvested	—	—	91
Issuance of restricted stock	—	—	10,620
Deferred purchase price	—	—	8,000

      We received the following operating assets and assumed the following liabilities in connection with our lease conversion in 2001:

Accounts receivable	$47,200
Prepaid expenses and other	13,500
Furniture and fixtures, net of accumulated depreciation of $163	152
Investment in affiliates, net	1,629

Total operating assets received	$62,481

Accounts payable and accrued expenses	$65,706
Long-term debt	32

Total liabilities assumed	$65,738

18.          Consolidating Financial Statements

      Certain of our subsidiaries and MeriStar Hospitality are guarantors of our senior unsecured notes. Certain of our subsidiaries are guarantors of MeriStar Hospitality’s unsecured subordinated notes. All guarantees are full and unconditional, and joint and several. Exhibit 99.1 to this Annual Report on Form 10-K presents supplementary consolidating financial statements for us, including each of our guarantor subsidiaries. This exhibit presents our consolidating balance sheets as of December 31, 2002 and 2001, consolidating statements of operations for the years ended December 31, 2002, 2001, and 2000, and consolidating statements of cash flows for the years ended December 31, 2002, 2001 and 2000.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2002
(Dollars in thousands)

				Costs Subsequent		Gross Amount
		Initial Cost		to Acquisition		at End of Year

			Building		Building		Building	Accum-
			and		and		and	ulated	Year of
	Encum-		Improve-		Improve-		Improve-	Deprecia-	Construc-	Date
Description, Hotel Assets:	brances	Land	ments	Land	ments	Land	ments	tion	tion	Acquired	Life

Salt Lake Airport Hilton, UT	$—	$770	$12,828	$—	$4,505	$770	$17,333	$2,994	1980	3/3/95	40
Radisson Hotel, Schaumburg, IL	—	1,080	5,131	(234)	1,084	846	6,215	1,263	1979	6/30/95	40
Sheraton Hotel, Colorado Springs, CO	(a)	1,071	14,592	—	5,444	1,071	20,036	3,485	1974	6/30/95	40
Hilton Hotel, Bellevue, WA	48	5,211	6,766	(441)	3,886	4,770	10,652	1,628	1979	8/4/95	40
Marriott Hotel, Somerset, NJ	(a)	1,978	23,001	—	5,007	1,978	28,008	4,899	1978	10/3/95	40
Westin Atlanta Airport, Atlanta, GA	—	2,650	15,926	(300)	9,671	2,350	25,597	4,345	1982	11/15/95	40
Sheraton Hotel, Charlotte, NC	(a)	4,700	11,057	—	4,267	4,700	15,324	2,633	1985	2/2/96	40
Radisson Hotel Southwest, Cleveland, OH	—	1,330	6,353	—	5,647	1,330	12,000	1,773	1978	2/16/96	40
Orange County Airport Hilton, Irvine, CA	(a)	9,990	7,993	—	3,882	9,990	11,875	1,837	1976	2/22/96	40
The Latham Hotel, Washington, DC	—	6,500	5,320	—	4,550	6,500	9,870	1,396	1981	3/8/96	40
Hilton Hotel, Arlington, TX	(a)	1,836	14,689	79	3,846	1,915	18,535	2,987	1983	4/17/96	40
Hilton Hotel, Arlington, VA	—	4,000	15,069	—	1,208	4,000	16,277	2,503	1990	8/23/96	40
Embassy Suites, Englewood, CO	(a)	2,500	20,700	—	3,751	2,500	24,451	3,629	1986	12/12/96	40
Holiday Inn, Colorado Springs, CO	—	1,600	4,232	(426)	479	1,174	4,711	726	1974	12/17/96	40
Embassy Row Hilton, Washington, DC	—	2,200	13,247	—	3,712	2,200	16,959	2,292	1969	12/17/96	40
Hilton Hotel & Towers, Lafayette, LA	(a)	1,700	16,062	—	2,309	1,700	18,371	2,625	1981	12/17/96	40
Hilton Hotel, Sacramento, CA	(a)	4,000	16,013	—	3,515	4,000	19,528	2,668	1983	12/17/96	40
Santa Barbara Inn, Santa Barbara, CA	—	2,600	5,141	—	1,575	2,600	6,716	929	1959	12/17/96	40
San Pedro Hilton, San Pedro, CA	—	640	6,047	—	2,631	640	8,678	1,184	1989	1/28/97	40
Doubletree Hotel, Albuquerque, NM	(a)	2,700	15,075	—	2,470	2,700	17,545	2,388	1975	1/31/97	40
Westchase Hilton & Towers, Houston, TX	(a)	3,000	23,991	—	1,595	3,000	25,586	3,762	1980	1/31/97	40
Sheraton Great Valley Inn, Frazer, PA	—	2,150	11,653	11	3,840	2,161	15,493	1,964	1971	3/27/97	40
Holiday Inn Calgary Airport, Calgary, Alberta, Canada	—	751	5,011	(72)	2,036	679	7,047	831	1981	4/1/97	40
Sheraton Hotel Dallas, Dallas, TX	—	1,300	17,268	(797)	(6,849)	503	10,419	2,588	1974	4/1/97	40
Radisson Hotel Dallas, Dallas, TX	—	1,800	17,580	(1,369)	(11,395)	431	6,185	2,494	1972	4/1/97	40
Sheraton Hotel Guildford, Surrey, BC, Canada	—	2,366	24,008	(226)	(888)	2,140	23,120	3,229	1992	4/1/97	40
Doubletree Guest Suites, Indianapolis, IN	—	1,000	8,242	—	1,087	1,000	9,329	1,286	1987	4/1/97	40
Ramada Vancouver Centre, Vancouver, BC, Canada	—	4,400	7,840	(419)	2,006	3,981	9,846	1,307	1968	4/1/97	40
Holiday Inn Sports Complex, Kansas City, MO	—	420	4,742	(210)	(703)	210	4,039	903	1975	4/30/97	40
Hilton Crystal City, Arlington, VA	—	5,800	29,879	—	1,769	5,800	31,648	4,308	1974	7/1/97	40
Doral Palm Springs, Cathedral City, CA	—	1,604	16,141	—	3,522	1,604	19,663	2,524	1985	7/1/97	40
Radisson Hotel & Suites, Chicago, IL	—	4,870	39,175	—	4,091	4,870	43,266	5,623	1971	7/15/97	40
Georgetown Inn, Washington, DC	—	6,100	7,103	—	1,884	6,100	8,987	1,096	1962	7/15/97	40
Embassy Suites Center City, Philadelphia, PA	(a)	5,500	26,763	—	3,570	5,500	30,333	3,866	1963	8/12/97	40
Doubletree Hotel Austin, Austin, TX	(a)	2,975	25,678	—	3,522	2,975	29,200	3,717	1984	8/14/97	40
Radisson Plaza Hotel, Lexington, KY	—	1,100	30,375	—	6,882	1,100	37,257	4,713	1982	8/14/97	40
Jekyll Inn, Jekyll Island, GA	—	—	7,803	—	3,775	—	11,578	1,436	1971	8/20/97	40
Holiday Inn Metrotown, Burnaby, BC, Canada	—	1,115	5,303	(106)	849	1,009	6,152	779	1989	8/22/97	40
Embassy Suites International Airport, Tucson, AZ	—	1,640	10,444	—	2,544	1,640	12,988	1,545	1982	10/23/97	40
Westin Morristown, NJ	—	2,500	19,128	100	3,875	2,600	23,003	2,792	1962	11/20/97	40
Doubletree Hotel Bradley International Airport, Windsor Locks, CT	—	1,013	10,228	87	1,919	1,100	12,147	1,442	1985	11/24/97	40
Sheraton Hotel, Mesa, AZ	—	1,850	16,938	(1,153)	(7,992)	697	8,946	2,410	1985	12/5/97	40
Metro Airport Hilton & Suites, Detroit, MI	—	1,750	12,639	—	1,505	1,750	14,144	1,704	1989	12/16/97	40
Marriott Hotel, Los Angeles, CA	—	5,900	48,250	—	8,090	5,900	56,340	6,718	1983	12/18/97	40
Austin Hilton & Towers, TX	—	2,700	15,852	—	2,912	2,700	18,764	2,248	1974	1/6/98	40
Dallas Renaissance North, TX	—	3,400	20,813	—	4,038	3,400	24,851	2,950	1979	1/6/98	40
Houston Sheraton Brookhollow Hotel, TX	—	2,500	17,609	—	2,712	2,500	20,321	2,454	1980	1/6/98	40
Seelbach Hilton, Louisville, KY	—	1,400	38,462	—	7,375	1,400	45,837	5,241	1905	1/6/98	40
Midland Hilton & Towers, TX	—	150	8,487	—	1,863	150	10,350	1,226	1976	1/6/98	40
Westin Oklahoma , OK	—	3,500	27,588	—	3,096	3,500	30,684	3,651	1977	1/6/98	40
Sheraton Hotel, Columbia, MD	—	3,600	21,393	—	4,020	3,600	25,413	2,775	1972	3/27/98	40
Radisson Cross Keys, Baltimore, MD	—	1,500	5,615	—	1,592	1,500	7,207	782	1973	3/27/98	40
Sheraton Fisherman’s Wharf, San Francisco, CA	(a)	19,708	61,751	—	5,578	19,708	67,329	7,653	1975	4/2/98	40
Hartford Hilton, CT	—	4,073	24,458	(2,602)	(12,565)	1,471	11,893	3,005	1975	5/21/98	40
Holiday Inn Dallas DFW Airport South, TX	11,754	3,388	28,847	(2,988)	776	400	29,623	816	1974	8/3/98	40
Courtyard by Marriott Meadowlands, NJ	—	—	9,649	—	225	—	9,874	1,079	1993	8/3/98	40

				Costs Subsequent		Gross Amount
		Initial Cost		to Acquisition		at End of Year

			Building		Building		Building	Accum-
			and		and		and	ulated	Year of
	Encum-		Improve-		Improve-		Improve-	Deprecia-	Construc-	Date
Description, Hotel Assets:	brances	Land	ments	Land	ments	Land	ments	tion	tion	Acquired	Life

Hotel Maison de Ville, New Orleans, LA	—	292	3,015	—	105	292	3,120	337	1778	8/3/98	40
Hilton Hotel Toledo, OH	—	—	11,708	—	386	—	12,094	1,314	1987	8/3/98	40
Holiday Inn Select Dallas DFW Airport West,TX	—	947	8,346	2,441	(4,129)	3,388	4,217	3,238	1974	8/3/98	40
Holiday Inn Select New Orleans International Airport, LA	(a)	3,040	25,616	—	2,913	3,040	28,529	3,018	1973	8/3/98	40
Hampton Inn Ocean City, MD	—	—	—	—	—	—	—	—	1989	8/3/98	40
Crowne Plaza Madison, WI	(a)	2,629	21,634	—	649	2,629	22,283	2,471	1987	8/3/98	40
Wyndham Albuquerque Airport Hotel, NM	—	—	18,889	—	284	—	19,173	2,130	1972	8/3/98	40
Wyndham San Jose Airport Hotel, TX	—	—	35,743	—	1,355	—	37,098	4,040	1974	8/3/98	40
Sheraton Safari Resort, Lake Buena Vista, FL	—	4,103	35,263	—	9,366	4,103	44,629	4,646	1985	8/3/98	40
Hilton Monterey, CA	—	2,141	17,666	—	5,423	2,141	23,089	2,359	1971	8/3/98	40
Hilton Hotel Durham, NC	—	1,586	15,577	—	3,666	1,586	19,243	1,944	1987	8/3/98	40
Wyndham Garden Hotel Marietta, GA	—	1,900	17,077	1	749	1,901	17,826	1,929	1985	8/3/98	40
Westin Resort Key Largo, FL	—	3,167	29,190	—	702	3,167	29,892	3,304	1985	8/3/98	40
Doubletree Guest Suites Atlanta, GA	—	2,236	18,514	—	3,984	2,236	22,498	2,424	1985	8/3/98	40
Radisson Hotel Arlington Heights, IL	—	1,540	12,645	(480)	2,448	1,060	15,093	1,960	1981	8/3/98	40
Holiday Inn Select Bucks County, PA	—	2,610	21,744	—	3,191	2,610	24,935	2,583	1987	8/3/98	40
Hilton Hotel Cocoa Beach, FL	—	2,783	23,076	—	2,320	2,783	25,396	2,773	1986	8/3/98	40
Radisson Universal Orlando, FL	—	9,555	73,486	—	9,648	9,555	83,134	8,779	1972	8/3/98	40
Crowne Plaza Phoenix, AZ	—	1,852	15,957	—	3,549	1,852	19,506	2,123	1981	8/3/98	40
Hilton Airport Hotel Grand Rapids, MI	(a)	2,049	16,657	—	1,471	2,049	18,128	1,911	1979	8/3/98	40
Marriott West Loop Houston, TX	(a)	2,943	23,934	—	4,740	2,943	28,674	2,929	1976	8/3/98	40
Courtyard by Marriott Durham, NC	—	1,406	11,001	—	90	1,406	11,091	1,228	1996	8/3/98	40
Courtyard by Marriott, Marina Del Rey, CA	—	3,450	24,534	—	2,778	3,450	27,312	2,837	1976	8/3/98	40
Courtyard by Marriott, Century City, CA	—	2,165	16,465	—	1,179	2,165	17,644	1,867	1986	8/3/98	40
Courtyard by Marriott, Orlando, FL	—	—	41,267	—	3,083	—	44,350	4,811	1972	8/3/98	40
Crowne Plaza, San Jose, CA	(a)	2,130	23,404	(24)	1,698	2,106	25,102	2,767	1975	8/3/98	40
Doubletree Hotel Westshore, Tampa, FL	—	2,904	23,476	—	9,963	2,904	33,439	3,208	1972	8/3/98	40
Howard Johnson Resort Key Largo, FL	—	1,784	12,419	—	1,269	1,784	13,688	1,441	1971	8/3/98	40
Radisson Annapolis, MD	—	1,711	13,671	—	2,201	1,711	15,872	1,637	1975	8/3/98	40
Holiday Inn Fort Lauderdale, FL	—	2,381	19,419	—	2,276	2,381	21,695	2,304	1969	8/3/98	40
Holiday Inn Madeira Beach, FL	—	1,781	13,349	(995)	(6,272)	786	7,077	1,604	1972	8/3/98	40
Holiday Inn Chicago O’Hare, IL	16,852	4,290	72,631	—	16,148	4,290	88,779	9,001	1975	8/3/98	40
Holiday Inn & Suites Alexandria, VA	—	1,769	14,064	(1)	1,757	1,768	15,821	1,620	1985	8/3/98	40
Hilton Clearwater, FL	—	—	69,285	—	4,867	—	74,152	7,935	1980	8/3/98	40
Radisson Rochester, NY	—	—	6,499	—	3,045	—	9,544	914	1971	8/3/98	40
Radisson Old Towne Alexandria, VA	—	2,241	17,796	—	4,144	2,241	21,940	2,156	1975	8/3/98	40
Ramada Inn Clearwater, FL	—	1,270	13,453	—	742	1,270	14,195	1,615	1969	8/3/98	40
Crowne Plaza Las Vegas, NV	—	3,006	24,011	(3,006)	(24,011)	—	—	—	1989	8/3/98	40
Crowne Plaza Portland, OR	4,573	2,950	23,254	—	948	2,950	24,202	2,598	1988	8/3/98	40
Ramada Plaza Meriden	—	1,247	10,057	(1)	(46)	1,246	10,011	1,114	1985	8/3/98	40
Ramada Plaza Shelton	4,247	2,040	16,235	—	165	2,040	16,400	1,797	1989	8/3/98	40
Sheraton Crossroads Mahwah, NJ	—	3,258	26,185	—	1,135	3,258	27,320	2,945	1986	8/3/98	40
St. Tropez, Las Vegas, NV	—	3,027	24,429	(1,461)	(11,605)	1,566	12,824	2,777	1986	8/3/98	40
Doral Forrestal, Princeton, NJ	—	9,578	57,555	—	9,610	9,578	67,165	7,003	1981	8/11/98	40
South Seas Resort, Captiva, FL	543	3,084	83,573	—	9,722	3,084	93,295	9,689	1975	10/1/98	40
Radisson Suites Beach Resort, Marco Island, FL	—	7,120	35,300	—	3,357	7,120	38,657	3,915	1983	10/1/98	40
Best Western Sanibel Island, FL	—	3,868	3,984	17	633	3,885	4,617	442	1967	10/1/98	40
The Dunes Golf & Tennis Club, Sanibel Island, FL	—	7,705	3,043	9	194	7,714	3,237	344	1964	10/1/98	40
Sanibel Inn, Sanibel Island, FL	—	8,482	12,045	—	307	8,482	12,352	1,277	1964	10/1/98	40
Seaside Inn, Sanibel Island, FL	—	1,702	6,416	23	117	1,725	6,533	686	1964	10/1/98	40
Song of the Sea, Sanibel Island, FL	—	339	3,223	19	132	358	3,355	348	1964	10/1/98	40
Sundial Beach Resort, Sanibel Island, FL	—	320	12,009	—	2,651	320	14,660	1,368	1975	10/1/98	40
Holiday Inn Madison, WI	—	4,143	6,692	—	548	4,143	7,240	692	1965	1/11/99	40
Safety Harbor Resort and Spa	—	732	19,618	—	2,574	732	22,192	1,426	1926	5/31/00	40

		$303,135	$2,148,047	$(14,524)	$223,814	$288,611	$2,371,861	$286,679

(a)	These properties collateralize our Secured Facility, which had an outstanding balance of $314,626 as of December 31, 2002.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002
(Dollars in thousands)

      The components of our hotel property and equipment are as follows:

	Property and	Accumulated
	Equipment	Depreciation

Land	$288,611	$—
Building and improvements	2,371,861	286,679
Furniture and equipment	361,197	211,042
Construction in progress	35,989	—

Total property and equipment	$3,057,658	$497,721

      A reconciliation of our investment in hotel property and equipment and related accumulated depreciation is as follows:

	2002	2001	2000

Hotel property and equipment
Balance, beginning of period	$3,183,677	$3,193,730	$3,118,723
Acquisitions during period	—	—	19,618
Improvements and construction-in-progress	47,347	47,467	78,911
Loss on asset impairments	(78,732)	(43,582)	—
Cost of real estate sold	(94,634)	(13,938)	(23,522)

Balance, end of period	3,057,658	3,183,677	3,193,730

Accumulated depreciation
Balance, beginning of period	397,380	287,229	182,430
Additions-depreciation expense	115,233	112,465	107,363
Cost of real estate sold	(14,892)	(2,314)	(2,564)

Balance, end of period	497,721	397,380	287,229

Net hotel property and equipment, end of period	$2,559,937	$2,786,297	$2,906,501

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is incorporated herein by reference to the sections entitled “Management” and “Principal Stockholders” in MeriStar Hospitality’s 2003 Annual Stockholder Meeting proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation,” “Compensation of Directors” and “Stock Option Grants” in MeriStar Hospitality’s 2003 Annual Stockholder Meeting proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this item is incorporated herein by reference to the section entitled “Principal Stockholders” in MeriStar Hospitality’s 2003 Annual Stockholder Meeting proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in MeriStar Hospitality’s 2003 Annual Stockholder Meeting proxy statement.

ITEM 14.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that the information is accumulated and communicated to our management, including our chief executive officer and chief financial and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosures based closely on the definition of “disclosure controls and procedures” in Rule 13a-1(c) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to these entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

      Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial and chief accounting officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

      None.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a.) Index to Financial Statements and Financial Statement Schedules

1.	Financial Statements

The Financial Statements included in this Annual Report on Form 10-K are provided under Item 8.

2.	Reports on Form 8-K

None.

(b.)	Financial Statement Schedules

The Financial Statement Schedule included in this Annual Report on Form 10-K is provided under Item 8.

(c.)	Exhibits

Exhibits listed below, which have been filed with the Commission pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as if filed herewith.

Exhibit
No.	Description of Document

3.1	Certificate of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001.)
3.2	Second Amended and Restated Agreement of, as amended, Limited Partnership of MeriStar Hospitality Operating Partnership, L.P. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001.)
3.3	Certificate of Incorporation of MeriStar Hospitality Finance Corp. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001.)
3.4	By-Laws of MeriStar Hospitality Finance Corp. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001.)
3.5	Certificate of Incorporation of MeriStar Hospitality Finance Corp. II.***
3.6	By-Laws of MeriStar Hospitality Finance Corp. II.***
3.7	Certificate of Incorporation of MeriStar Hospitality Finance Corp. III.***
3.8	By-Laws of MeriStar Hospitality Finance Corp. III.***
4.1	Form of Share Certificate (incorporated by reference to Exhibit 4.1 to MeriStar Hospitality’s Registration Statement on Form S-11 (No. 333-4568), and filed with the Commission on July 3, 1996).
4.2	Indenture, dated as of August 19, 1997 (the “August 1997 Indenture”), between CapStar Hotel Company and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

Exhibit
No.	Description of Document

4.2.1	Specimen Subordinated Note to August 1997 Indenture (incorporated by reference to Exhibit 4.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).
4.2.2	First Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.2.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.2.3	Second Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.5 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).
4.2.4	Third Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.15 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission on March 6, 2001).
4.2.5	Fourth Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.2.5 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.2.6	Fifth Supplemental Indenture to the August 1997 Indenture. (incorporated by reference to Exhibit 4.2.6 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.3	Indenture (the “Convertible Notes Indenture”), dated as of October 16, 1997, between CapStar Hotel Company and First Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.6 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).
4.3.1	Specimen Convertible Note to the Convertible Notes Indenture (incorporated by reference to Exhibit 4.7 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).
4.3.2	First Supplemental Indenture to the Convertible Notes Indenture (incorporated by reference to Exhibit 4.8 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).
4.4	Indenture (the “March 1999 Indenture”), dated as of March 18, 1999, between MeriStar Hospitality Corporation and IBJ Whitehall Bank & Trust Company, as Trustee (incorporated by reference to Exhibit B to MeriStar Hospitality’s Registration Statement No. 333-78163, and filed with the Commission on May 10, 1999).
4.4.1	Specimen Subordinated Note to March 1999 Indenture (incorporated by reference to Exhibit A to MeriStar Hospitality’s Registration Statement No. 333-78163, and filed with the Commission on May 10, 1999).
4.4.1a	First Supplemental Indenture to the March 1999 Indenture (incorporated by reference to Exhibit 4.13 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission on March 6, 2001).
4.4.2	Second Supplemental Indenture to the March 1999 Indenture (incorporated by reference to Exhibit 4.4.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.4.3	Third Supplemental Indenture to the March 1999 Indenture. (incorporated by reference to Exhibit 4.4.3 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.5	Indenture (the “January 2001 Indenture”), dated January 26, 2001, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.14 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission on March 6, 2001).

Exhibit
No.	Description of Document

4.5.1	Specimen Senior Note to the January 2001 Indenture (incorporated by reference to Exhibit 4.5.1 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.5.2	First Supplemental Indenture to the January 2001 Indenture (incorporated by reference to Exhibit 4.5.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.5.3	Second Supplemental Indenture to the January 2001 Indenture (incorporated by reference to Exhibit 4.5.3 to MeriStar Hospitality’s annual report Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.6	Indenture (the “December 2001 Indenture”), dated December 19, 2001, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.6 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.6.1	Specimen Senior Note to the December 2001 Indenture (incorporated by reference to Exhibit 4.6.1 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.6.2	Registration Rights Agreement, dated December 19, 2001, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp. II, MeriStar Hospitality Corporation, and certain subsidiaries of MeriStar Hospitality Operating Partnership, L.P. and Lehman Brothers Inc., SG Cowen Securities Corporation and certain other parties (incorporated by reference to Exhibit 4.6.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.6.3	First Supplemental Indenture to the December 2001 Indenture (incorporated by reference to Exhibit 4.6.3 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.7	Indenture (the “February 2002 Indenture”), dated February 7, 2002, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.7 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.7.1	Specimen Senior Note to the February 2002 Indenture (incorporated by reference to Exhibit 4.7.1 to o MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.7.2	Registration Rights Agreement, dated February 7, 2002, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp. II, MeriStar Hospitality Corporation, and certain subsidiaries of MeriStar Hospitality Operating Partnership, L.P. and Lehman Brothers Inc., SG Cowen Securities Corporation and certain other parties (incorporated by reference to Exhibit 4.7.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
10.2	Second Amended and Restated Senior Secured Credit Agreement dated as of August 3, 1998 (the “Senior Credit Agreement” (incorporated by reference to Exhibit 10.4 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1998, and filed with the Commission on March 2, 1999).
10.2.1	First Amendment to the Second Amended and Restated Senior Secured Credit Agreement (incorporated by reference to Exhibit 10.2.1 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
10.2.2	Second Amendment to the Second Amended and Restated Senior Secured Credit Agreement (incorporated by reference to Exhibit 10.2.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

Exhibit
No.	Description of Document

10.2.3	Third Amendment to the Second Amended and Restated Senior Secured Credit Agreement (incorporated by reference to Exhibit 10.2.3 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
10.2.4	Fourth Amendment to the Second Amended and Restated Senior Secured Credit Agreement (incorporated by reference to Exhibit 10.2.4 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
10.2.5	Fifth Amendment to the Second Amended and Restated Senior Secured Credit Agreement (incorporated by reference to Exhibit 10.2.5 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
10.3	Loan Agreement, dated as of August 12, 1999, between MeriStar Hospitality Operating Partnership, L.P. and Lehman Brothers Holdings Inc. D/ B/ A Lehman Capital, a division of Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.13 to o MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).
10.4	Intercompany Agreement between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P., MeriStar Hotels & Resorts, Inc. and MeriStar H&R Operating Company L.P. (“Intercompany Agreement”) (incorporated by reference to Exhibit 10.4 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
10.4.1	Amendment to the Intercompany Agreement (incorporated by reference to Exhibit 10.15 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission on March 6, 2001).
10.5	Revolving Credit Agreement (the “MeriStar Hotels Revolving Credit Agreement”), dated as of August 3, 1998, by and between MeriStar H&R Operating Company, L.P. and MeriStar Hospitality Operating Partnership, L.P. (incorporated by reference to Exhibit 10.5 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
10.5.1	Amendment to MeriStar Hotels Revolving Credit Agreement (incorporated by reference to Exhibit 10.5.1 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
10.5.2	Second Amendment to MeriStar Hotels Revolving Credit Agreement (incorporated by reference to Exhibit 10.5.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
10.5.3	Third Amendment to MeriStar Hotels Revolving Credit Agreement, dated July 31, 2002 (incorporated by reference to Exhibit 10.4 to Interstate Hotels and Resorts, Inc., Commission File No. 1-14331 , Form 8-K dated August 7, 2002, and filed with the Commission on August 7, 2002).
10.5.4	Fourth Amendment to MeriStar Hotels Revolving Credit Agreement, dated August 15, 2002 (incorporated by reference to Exhibit 10.5.4 to MeriStar Hospitality’s quarterly report on Form 10-Q for the period ended September 30, 2002, and filed with the Commission on November 14, 2002).
10.6	Term Note by MeriStar H&R Operating Company, L.P. to MeriStar Hospitality Operating Partnership, L.P. (incorporated by reference to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
10.7*	MeriStar Hospitality Corporation Incentive Plan (the “Incentive Plan”) (incorporated by reference to Exhibit 10.1 to MeriStar Hospitality’s Registration Statement No. 333-49611, and filed with the Commission on June 22, 1998).
10.7.1*	Amendment to the Incentive Plan (incorporated by reference to Exhibit 10.7.1 to o MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

Exhibit
No.	Description of Document

10.8*	MeriStar Hospitality Corporation Non-Employee Directors’ Incentive Plan (the “Directors’ Plan”) (incorporated by reference to Exhibit 10.2 to MeriStar Hospitality’s Registration Statement No. 333-49611, and filed with the Commission on June 22, 1998).
10.8.1*	Amendment to the Directors’ Plan (incorporated by reference to Exhibit 10.8.1 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
10.9*	Profits-Only Operating Partnership Units Plan (incorporated by reference to Exhibit 10.14 to MeriStar Hospitality’s quarterly report on Form 10-Q for the quarter ended March 31, 2000, and filed with the Commission on May 12, 2000).
10.10*	MeriStar Hospitality Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
10.11*	Employment Agreement between MeriStar Hospitality Corporation and Paul W. Whetsell (incorporated by reference to Exhibit 10.6 to MeriStar Hospitality’s quarterly report on Form 10-Q for the quarter ended September 30, 2000, and filed with the Commission on November 13, 2000).
10.12*	Employment Agreement between MeriStar Hospitality Corporation and Steven D. Jorns (incorporated by reference to Exhibit 10.4 to MeriStar Hospitality’s Registration Statement No. 333-49611, and filed with the Commission on June 22, 1998).
10.13*	Employment Agreement between MeriStar Hospitality Corporation and Bruce G. Wiles (incorporated by reference to Exhibit 10.10 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1998, and filed with the Commission on March 2, 1999).
10.14*	Employment Agreement between MeriStar Hospitality Corporation and John Emery (incorporated by reference to Exhibit 10.9 to MeriStar Hospitality’s quarterly report on Form 10-Q for the quarter ended September 30, 2000, and filed with the Commission on November 13, 2000).
10.15	Senior Secured Credit Agreement, dated October 28, 2002, between MeriStar Hospitality Operating Partnership, L.P. and SG Cowen Securities Corporation (incorporated by reference to Exhibit 10.7 to MeriStar Hospitality’s quarterly report on Form 10-Q for the period ended September 30, 2002, and filed with the Commission on November 14, 2002).
10.16*	Separation Agreement, effective November 1, 2002, between MeriStar Hospitality Corporation (including MeriStar Hospitality Operating Partnership, L.P.) and John Emery.**
10.17*	Employment Agreement, effective December 2, 2002, between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P., and Donald D. Olinger.**
12	Ratio of Earnings to Fixed Charges.***
13	Financial Statements of MeriStar Hospitality Corporation as of December 31, 2002, 2001 and 2000.***
21	Subsidiaries of MeriStar Hospitality Operating Partnership, L.P.***
23	Consent of KPMG LLP.***
24	Power of Attorney (see Signatures pages).***
99.1	Consolidating Financial Information of MeriStar Hospitality Operating Partnership, L.P.***
99.2	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer.***
99.3	Sarbanes-Oxley Act Section 906 Certifications of Chief Financial and Chief Accounting Officer.***

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

**	Filed as part of MeriStar Hospitality Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 (Commission file number 1-11903).

***	Filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
MERISTAR HOSPITALITY FINANCE CORP.
MERISTAR HOSPITALITY FINANCE CORP. II
MERISTAR HOSPITALITY FINANCE CORP. III

By:	MERISTAR HOSPITALITY CORPORATION,

ITS GENERAL PARTNER

By:	/s/ PAUL W. WHETSELL

PAUL W. WHETSELL
Chief Executive Officer and Chairman of the Board

Dated: March 31, 2003

      KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Paul W. Whetsell, Bruce G. Wiles, Donald D. Olinger and Jerome J. Kraisinger, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities to sign any and all amendments to this report filed pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and to file the same with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and things requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report and the foregoing Power of Attorney have been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL W. WHETSELL Paul W. Whetsell	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer) of MeriStar Hospitality Corporation	March 26, 2003

/s/ STEVEN D. JORNS Steven D. Jorns	Vice Chairman of the Board of Directors of MeriStar Hospitality Corporation	March 26, 2003

/s/ BRUCE G. WILES Bruce G. Wiles	Chief Operating Officer and Director of MeriStar Hospitality Corporation	March 26, 2003

/s/ DONALD D. OLINGER Donald D. Olinger	Chief Financial and Chief Accounting Officer of MeriStar Hospitality Corporation	March 26, 2003

Signature	Title	Date

/s/ J. TAYLOR CRANDALL J. Taylor Crandall	Director of MeriStar Hospitality Corporation	March 26, 2003

/s/ JAMES F. DANNHAUSER James F. Dannhauser	Director of MeriStar Hospitality Corporation	March 26, 2003

/s/ WILLIAM S. JANES William S. Janes	Director of MeriStar Hospitality Corporation	March 26, 2003

/s/ H. CABOT LODGE III H. Cabot Lodge III	Director of MeriStar Hospitality Corporation	March 26, 2003

/s/ D. ELLEN SHUMAN D. Ellen Shuman	Director of MeriStar Hospitality Corporation	March 26, 2003

/s/ JAMES R. WORMS James R. Worms	Director of MeriStar Hospitality Corporation	March 26, 2003

CERTIFICATIONS

I, Paul W. Whetsell, certify that:

1.	I have reviewed this annual report on Form 10-K of MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Finance Corp. II and MeriStar Hospitality Finance Corp. III (the “registrants”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

4.	The registrants’ other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrants and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrants’ disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrants’ other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants’ auditors and the audit committee of registrants’ boards of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants’ ability to record, process, summarize and report financial data and have identified for the registrants’ auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants’ internal controls: and

6.	The registrants’ other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ PAUL W. WHETSELL

Paul W. Whetsell
Chief Executive Officer
MeriStar Hospitality Operating Partnership, L.P.
MeriStar Hospitality Finance Corp.
MeriStar Hospitality Finance Corp. II
MeriStar Hospitality Finance Corp. III

CERTIFICATIONS

I, Donald D. Olinger, certify that:

1.	I have reviewed this annual report on Form 10-K of MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Finance Corp. II and MeriStar Hospitality Finance Corp. III (the “registrants”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

4.	The registrants’ other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrants and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrants’ disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrants’ other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants’ auditors and the audit committee of registrants’ boards of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants’ ability to record, process, summarize and report financial data and have identified for the registrants’ auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants’ internal controls: and

6.	The registrants’ other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ DONALD D. OLINGER

Donald D. Olinger
Chief Financial and Chief Accounting Officer
MeriStar Hospitality Operating Partnership, L.P.
MeriStar Hospitality Finance Corp.
MeriStar Hospitality Finance Corp. II
MeriStar Hospitality Finance Corp. III